Form 10QSB
period 1997-06-30
CFI MORTGAGE INC
filed 1997-08-19
CIK 1036071

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   (x)                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended                  June 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                        to

     Commission file number    0-22271

                                CFI MORTGAGE INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                   52-2023491
        (State of other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

     580 Village Blvd, Suite 360, West Palm Beach, Fl             33409
      (Address of Principal Executive Offices)                 (Zip Code)


     Registrant's Telephone Number, including Area Code      (561) 687-1595


     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at August 14, 1997
 Common stock, par value $.01 per share                 2,200,000 shares

Transitional Small Business Disclosure Format (Check One):

Yes  [ ]         No     [X]   .

                        CFI MORTGAGE INC. AND SUBSIDIARY

                                  JUNE 30, 1997
                                   (Unaudited)




                                    I N D E X



                                                                          Page No.
                                                                          --------
Part I -  Financial Information:

          Item 1.  Financial Statements:

            Consolidated Balance Sheets As at
              June 30, 1997 (Unaudited) and December 31, 1996 ........       F-2

           Consolidated Statements of Operations and Retained Earnings
              (Deficit) For the Six and Three Month Periods Ended
              June 30, 1997 and 1996 (Unaudited) .....................       F-3

            Consolidated Statements of Cash Flows For the Six Month
              Periods Ended June 30, 1997 and 1996 (Unaudited) .......       F-4

            Consolidated Statement of Changes in Stockholders' Equity
              For the Six Months Ended June 30, 1997 (Unaudited) .....       F-5

            Notes to Consolidated Financial Statements (Unaudited) ...       F-6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ...   F-7 to F-11


Part II - Other Information:

          Item 1:  Legal Proceedings .................................      F-12

          Item 2:  Changes in Securities .............................      F-12

          Item 3:  Defaults upon Senior Securities ...................      F-12

          Item 4:  Submission of Matters to a Vote of Security Holders      F-12

          Item 5:  Other Information .................................      F-12

          Item 6:  Exhibits and Reports on Form 8-K ..................      F-12

                   Signatures ........................................      F-13

                        CFI MORTGAGE INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S

                                                          June 30,     December 31,
                                                         ----------    ------------
                                                            1997            1996
                                                         ----------    ------------
                                                         (Unaudited)
Current assets:
  Cash                                                   $3,558,170     $  644,685
  Fees and loans receivable                                 921,344        882,588
  Miscellaneous receivables (net of allowance
    for doubtful accounts of $18,000)                       145,659        101,468
  Property held for sale                                    207,500        207,500
  Investment in 430 Carroll Street Inc.                        -           175,224
  Prepaid expenses and other current assets                 146,244         51,293
  Loans receivable - related party                           73,274         12,949
                                                         ----------     ----------
        Total current assets                              5,052,191      2,075,707
                                                         ----------     ----------

Property and equipment:
  Furniture and equipment                                   546,943        241,641
  Automobile                                                 65,240         35,677
                                                         ----------     ----------
                                                            612,183        277,318
  Less accumulated depreciation                             113,302         90,456
                                                         ----------     ----------
        Total property and equipment                        498,881        186,862
                                                         ----------     ----------

Other assets:
  Deferred and refundable income taxes                       90,000           -
  Deferred offering costs                                      -           120,000
  Deposits                                                   67,392         48,249
                                                         ----------     ----------
        Total other assets                                  157,392        168,249
                                                         ----------     ----------

                                                         $5,708,464     $2,430,818
                                                         ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                                         $  224,324     $  385,858
  Bank loan payable                                         108,375        133,250
  Current maturities of long-term debt                       31,987         17,562
  Accounts payable, accrued expenses and
    other current liabilities                               698,748        456,002
                                                         ----------     ----------
        Total current liabilities                         1,063,434        992,672
                                                         ----------     ----------

Long-term liabilities:
  Notes payable                                              60,691         28,772
                                                         ----------     ----------
        Total liabilities                                 1,124,125      1,021,444
                                                         ----------     ----------

Commitments and contingencies                                  -              -

Stockholders' equity:
  Common stock, $1 par value
    Authorized, issued and outstanding -
      7,500 shares                                             -             7,500
  Common stock, $0.01 par value 20,000,000
    Authorized, 2,200,000 shares issued
    and outstanding                                          22,000           -
  Additional paid-in capital                              5,149,633      1,234,673
  Retained earnings (deficit)                           (   587,294)       167,201
                                                         ----------     ----------
        Total stockholders' equity                        4,584,339      1,409,374
                                                         ----------     ----------

                                                         $5,708,464     $2,430,818
                                                         ==========     ==========

                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)



                                           For the Six              For the Three
                                           Months Ended             Months Ended
                                             June 30,                  June 30,
                                     -----------------------   -----------------------
                                        1997         1996         1997         1996
                                     ----------   ----------   ----------   ----------
Revenues:
  Commissions and fees               $3,712,983   $3,560,340   $2,038,492   $1,947,017
  Interest                               14,789        3,062       13,377        1,261
                                     ----------   ----------   ----------   ----------
Total revenues                        3,727,772    3,563,402    2,051,869    1,948,278
                                     ----------   ----------   ----------   ----------

Expenses:
  Selling                             1,744,301    1,624,469    1,071,501      887,477
  General and administrative          2,107,900    1,783,438    1,194,048      930,612
  Interest                              544,842      416,374      360,609      243,855
                                     ----------   ----------   ----------   ----------
Total expenses                        4,397,043    3,824,281    2,626,158    2,061,944
                                     ----------   ----------   ----------   ----------

Loss before credit for income taxes (   669,271) (   260,879) (   574,289) (   113,666)
                                     ----------   ----------   ----------   ----------

Credit for income taxes:
  Current                           (    68,000)        -     (    68,000)        -
  Deferred                          (    22,000)        -     (    22,000)        -
                                     ----------   ----------   ----------   -------
Total credit for income taxes       (    90,000)        -     (    90,000)        -
                                     ----------   ----------   ----------   -------

Net loss                            (   579,271) (   260,879) (   484,289) (   113,666)

Retained earnings (deficit)
  at beginning of period                167,201  (   144,025) (   103,005) (   291,238)

Less:  Dividend (Note 3)            (   175,224) (      -   ) (     -    ) (      -   )
                                     ----------   ----------   ----------   ----------

Deficit at end of period            ($  587,294) ($  404,904) ($  587,294) ($  404,904)
                                     ==========   ==========   ==========   ==========


Pro Forma Information:
  Pro forma net loss:
    Historical net loss             ($  579,271) ($  260,579) ($  484,289) ($  113,666)
    Pro forma credit for
      income taxes                  (   152,757) (    86,971) (   122,433) (    37,436)
                                     ----------   ----------   ----------   ----------

    Pro forma net loss              ($  426,514) ($  173,608) ($  361,856) ($   76,230)
                                     ==========   ==========   ==========   ==========


Pro forma per share data:
  Pro forma net loss per share           ($0.31)      ($0.14)      ($0.24)      ($0.06)
                                     ==========   ==========   ==========   ==========
  Pro forma weighted average
    shares outstanding                1,366,667    1,200,000    1,533,333    1,200,000
                                     ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Six
                                                                Months Ended
                                                                  June 30,
                                                        ---------------------------
                                                            1997            1996
                                                        -----------     -----------
Cash flows from operating activities:
  Net loss                                              ($  579,271)       (260,879)
                                                        -----------     -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation                                             22,846          14,693
    Deferred and refundable income taxes                    (90,000)             --
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Fees and loans receivable                             (38,756)         21,139
      Miscellaneous receivables                             (44,191)          6,957
      Prepaid expenses                                      (94,951)        (13,436)
      Deposits                                              (19,143)        (21,716)
      Accounts payable, accrued expenses
        and other current liabilities                       242,746         190,963
                                                        -----------     -----------
  Total adjustments                                         (21,449)        198,600
                                                        -----------     -----------

Net cash used in operating activities                      (600,720)        (62,279)
                                                        -----------     -----------

Cash flows from investing activities:
  Expenditures for property and equipment                  (334,865)        (66,468)
  Increase in loans receivable-related party                (60,325)             --
                                                        -----------     -----------
Net cash used in investing activities                      (395,190)        (66,468)
                                                        -----------     -----------

Cash flows from financing activities:
  Cash overdraft                                           (161,534)        167,009
  Decrease in bank loan payable                             (24,875)             --
  Increase in note payable                                   46,344          20,171
  Proceeds from issuance of common stock                  4,049,460              --
  Decrease in due to officers                                    --        (227,053)
                                                        -----------     -----------
Net cash provided by (used in ) financing activities      3,909,395         (39,873)
                                                        -----------     -----------

Net increase (decrease) in cash                           2,913,485        (168,620)

Cash at beginning of period                                 644,685         563,327
                                                        -----------     -----------

Cash at end of period                                   $ 3,558,170     $   394,707
                                                        ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Income taxes                                        $        --     $        --
                                                        ===========     ===========
    Interest                                            $   566,705     $   417,677
                                                        ===========     ===========

Supplemental Schedules of Non-Cash Investing
    and Financial Activities:
  Dividend made by transfer of investment
    in 430 Carroll Street Inc.                          $   175,224     $        --
                                                        ===========     ===========

                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                                           Common Stock           Additional        Retained
                                                                    Paid-In         Earnings
                                       Shares         Amount        Capital        (Deficit)
                                    -----------    -----------    -----------     -----------
Balance at December 31, 1997              7,500    $     7,500    $ 1,234,673     $   167,201

Distribution by transferring 40%
 of stock interest of investment
 in 430 Carroll Street Inc. to
 stockholders at March 26, 1997              --             --             --        (175,224)

Issuance of common stock
  on May 30, 1997 as a result
  of a public offering less
  expenses of the offering of
  $1,070,540                          1,000,000         10,000      3,919,460              --

Effect on exchange of shares
  of existing shareholders of
  CFI Mortgage Corporation for
  shares of CFI Mortgage Inc.         1,192,500          4,500         (4,500)             --

Net Loss for the six months
  ended June 30, 1997                        --             --             --        (579,271)
                                    -----------    -----------    -----------     -----------

Balance at June 30, 1997              2,200,000    $    22,000    $ 5,149,633     ($  587,294)
                                    ===========    ===========    ===========     ===========

                        CFI MORTGAGE INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)








NOTE 1 - The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management considered neces-sary for a fair presentation of financial position and results of operations.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



NOTE 2 - The results of operations of CFI Mortgage Inc. and its wholly-owned subsidiary, CFI Mortgage Corporation (collectively the "Company") for the six and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



NOTE 3 - On March 26, 1997, a dividend of CFI Mortgage Corporation's ("CFI") undistributed subchapter "S" earnings in the amount of $175,224 was made by the transfer of title of the 40% investment in 430 Carroll Street Inc. to CFI's two stockholders who are the sons of the Chief Executive Officer.



NOTE 4 - In 1997, the Company's subsidiary changed its name from CFI Mortgage Corp. to Bankers Direct Mortgage Corporation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


          General

          Through its wholly-owned operating subsidiary, CFI Mortgage, Inc. is a rapidly growing mortgage banker engaged in originating, purchasing and selling conventional as well as government-guaranteed, non-conforming and B & C sub-prime loans on one-to-four family residential units through its retail, wholesale and consumer finance divisions. CFI common shares are publicly traded on the NASBAQ small cap market system under the symbol CFIM.

          Upon the completion of the Company's initial public offering, management quickly proceeded to act upon the initiatives described in the prospectus. In addition, management took steps to capitalize on the opportunities that currently exist in regard to non-conforming production. Substantial efforts have been expended in regard to recruitment of seasoned production management personnel. Production personnel have been added in both retail and wholesale divisions with management and commissioned personnel being added. The natural delay in the origination of applications and the resulting loan closing volume and the recognition of the revenue negatively impacted the second quarter results.

          Subsequent to the end of the quarter, the Company agreed to acquire the assets of CT Mortgage Corporation, an established non-conforming wholesale lender with offices in Orlando, Tampa and Knoxville, Tennessee. In addition, the Company opened its first Non-Florida retail region with a branch in Boulder, Colorado.

          A significant result of the public offering was the Company's ability to negotiate a favorable warehouse funding with the execution of a $50,000,000 facility with Bank One, Texas, NA. The facility provides attractive pricing for both conforming and non-conforming products.

          Support personnel increased with management's decision to implement operational changes to improve secondary market execution, to lower funding costs, and to staff for the expected increases in volume from the production related efforts.

          Efforts to improve technology to allow for enhanced communication and more effective movement of loan data are underway with completion scheduled for the end of the third quarter. The cost reductions associated with this effort are expected to be realized late in the fourth quarter.

          Subsequent to the end of the quarter, the Company has established a second wholly-owned subsidiary, Direct Mortgage Partners, Inc., within which the Company will continue the development of the non-conforming production channel with the establishment of Regional Wholesale production offices. The retail franchise will continue to develop under the Bankers Direct Mortgage Corporation subsidiary. The separation of these channels will allow for greater brand recognition.

          Results of Operations

          Comparison for The Six Months Ended June 30, 1997 and 1996:

          Revenues increased $164,000 (4.6%) to $3,728,000 for the six months ended June 30, 1997 compared to $3,564,000 for the comparable prior year period. The increase is due to greater fee income per loan produced.

          Selling expenses increased $120,000 (7.4%) to $1,744,000 for the six months ended June 30, 1997 compared to $1,624,000 for the comparable prior year period. Commissions and benefits accounted for a significant portion of the increase, which was directly related to the increased revenues. Advertising, telephone, travel and entertainment also contributed to the higher selling expenses. Selling expenses as a percentage of revenues was relatively constant: 46.8% in 1997 and 45.6% in 1996.

          General and administrative expenses increased $324,000 (18.2%) to $2,108,000 for the six months ended June 30, 1997 compared to $1,784,000 for the comparable prior year period. Salaries and benefits rose over $300,000. The non-commissioned support staff increased from 56 to 91 between June 30, 1996 and June 30, 1997, an increase of 63%. The Company added senior management personnel with experience in the revised operational structure that the Company now utilizes. As a percentage of revenues, general and administrative expenses increased to 56.5% in 1997 from 50.0% in 1996.

          Interest expense increased $128,000 (30.7%) to $545,000 for the six months ended June 30, 1997 compared to $417,000 for the comparable prior period. The purchase facilities had greater usage during 1997, the average cost of borrowings increased due to the introduction of subprime loans, and the aggregation of loans for a longer period of time by the Company. Management anticipates that the new warehouse facility, as described in the "Liquidity and Capital Resources" section, will provide greatly improved spreads in future months spreads in future months as the facility is utilized.

          Loss before taxes increased $408,000 (156.3%) to $669,000 for the six months ended June 30, 1997 as compared to $261,000 for the comparable prior year period as a result of the factors discussed above. The second quarter loss was significantly attributable to the increase in general and administrative expenses and interest expense. These costs were impacted by the upfront and ongoing costs of operational changes to improve secondary marketing execution and to lower the cost of borrowings from warehouse banks. The first quarter loss was primarily the result of the seasonality of home sales in Florida. Home sales typically decline in the first quarter of the year due in the part of Florida homestead laws, which reduce a purchaser's taxes results in many home purchasers buying before year end. The increased demand at year end tends to drive up administrative costs in the first quarter.

          The credit for taxes increased $90,000 due to the Company terminating its S corporation status thereby recording a deferred tax asset of $22,000 and an $68,000 tax benefit from the loss subsequent to the termination.

          Comparison for The Three Months Ended June 30, 1997 and 1996:

          Revenues increased $104,000 (5.3%) to $2,052,000 for the three months ended June 30, 1997 compared to $1,948,000 for the comparable prior year period. The increase is due to greater fee income per loan produced, while the number of loans produced remained relatively constant.

          Selling expenses increased $184,000 (20.7%) to $1,071,000 for the three months ended June 30, 1997 compared to $887,000 for the comparable prior year period. Commissions and benefits accounted for over half of the increase and was related to the increased revenues. The Company also added senior management personnel. Advertising, telephone, travel and entertainment also contributed to the higher selling expenses. Selling expenses as a percentage of revenues increased to 52.2% in 1997 from 45.6% in 1996.

          General and administrative expenses increased $263,000 (28.2%) to $1,194,000 for the three months ended June 30, 1997 compared to $931,000 for the comparable prior year period. Salaries and benefits rose over $260,000. The non-commissioned support staff increased from 56 to 91 between June 30, 1996 and June 30, 1997, an increase of 63%. The Company added senior management personnel with experience in the revised operational structure that the Company now utilizes. As a percentage of revenues, general and administrative increased to 58.2% in 1997 from 47.8% in 1996.

          Interest expense increased $117,000 (48.0%) to $361,000 for the three months ended June 30, 1997 compared to $244,000 for the comparable prior period. The purchase facilities had greater usage during 1997, the average cost of borrowings increased due to the introduction of subprime loans, and the aggregation of loans for a longer period of time by the Company. Management anticipates that the new warehouse facility, as described in the "Liquidity and Capital Resources" section, will provide greatly improved spreads in future months as the facility is utilized.

          Loss before taxes increased $460,000 (403.5%) to $574,000 for the three months ended June 30, 1997 as compared to a loss before taxes of $114,000 for the comparable prior year period as a result of the factors discussed above. The loss was significantly attributable to the increase in general and administrative expenses and interest expense. These costs were impacted by the upfront and ongoing costs of operational changes to improve secondary marketing execution and to lower the cost of borrowings from warehouse banks.

          The credit for taxes increased $90,000 due to the Company terminating its S corporation status thereby recording a deferred tax asset of $22,000 and a $68,000 tax benefit from the loss subsequent to the termination.

          Financial Condition

          June 30, 1997 Compared to December 31, 1996:

          Cash in banks, net of overdrafts, increased $3,075,000 to $3,334,000 at June 30, 1997 from $259,000 at December 31, 1996. The net cash proceeds from the offering were $4,049,000 including the $120,000 refund of deferred offering costs previously paid by the Company in 1996. Capital expenditures for property and equipment during this period were $335,000. These additions related to the purchase of computer technology and the expansion of the retail division.

          Accounts payable and other current liabilities increased $243,000 (53.3%) to $699,000 at June 30, 1997 from $456,000 at December 31,
          1996. The principal increases were for accounts payable and accruals related to fee income and payroll.


          Liquidity and Capital Resources

          Currently, the Company's cash requirements include the funding of (i) mortgage originations and purchases pending their sale, (ii) ongoing administrative and other operating expenses, and (iii) new retail locations. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

          At June 30, 1997, the Company has aggregate lines of credit of $21,000,000 from five financial institutions ranging from $2,000,000 to $8,000,000. The utilized and outstanding portions of the lines of credit at June 30, 1997 were $12,436,000, the largest of which is $7,923,000. The Company was also $436,000 over its $2,000,000 line of credit with a bank. (The overage was corrected subsequent to June 30th.) At June 30, 1997, the unused purchase facilities aggregated $9,000,000 with interest rates ranging from 9.5% to the rate on the purchased loan.

          On June 30, 1997, CFI entered into another credit agreement with a financial institution for a $50,000,000 line of credit to finance mortgage originations and purchases. The line is collateralized by mortgage loans held for sale by the Company. Management anticipates that this new warehouse facility will provide greatly improved spreads in future months as the facility is utilized.

          For the six months ended June 30, 1997, cash used in operating activities was $601,000, which corresponds to the $579,000 net loss for the period. The loss was financed by the Offering proceeds and the use of purchase facilities. The cash proceeds from the Offering have been $4,049,000 and will be used (i) to fund mortgage loans, (ii) to expand the Company's retail, subprime, and consumer finance division,
          (iii) for marketing services and (iv) to purchase new technology and infrastructure. The Company anticipates that the cash proceeds from the Offering, together with funds available under its purchase agreements, will be sufficient to fund its operations for the next twelve months if the Company's future operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

          For the six months ended June 30, 1996, cash used in operating activities was $62,000. This deficit was financed by cash on hand and an increase in accounts payable of $191,000.

          The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancing tends to be less seasonal and more closely related to changes in interest rates.


          Risk Factors

          Except for historical information contained herein, certain matters discussed in this Form 10-QSB are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to changes based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

          -   A general economic slowdown.

          - The unanticipated expenses of assimilating newly-acquired business into the Company's business structure; as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

          - Unpredictable delays or difficulties in the development of new product programs.

          - Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices.

          - The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organization, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation; the ability or inability of the Company to hedge against fluctuations in interest rates.

          - The ability or inability of the Company to continue its current practices relating to mortgage loans held for sale.

          -   Increased competition within the Company's markets.

          The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above.

                           PART II - OTHER INFORMATION





Item 1.    LEGAL PROCEEDINGS

           Not applicable.



Item 2.    CHANGES IN SECURITIES

           Not applicable.



Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.



Item 5.    OTHER INFORMATION

           Not applicable.



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           27 Financial Data Schedule.

                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      CFI Mortgage Inc.
                                      ------------------------------------------
                                      (Registrant)






Date:  August 19, 1997                /s/Vincent C. Castoro
                                      ------------------------------------------
                                      Vincent C. Castoro
                                      Chief Executive Officer






Date:  August 19, 1997                /s/Vincent J. Castoro
                                      ------------------------------------------
                                      Vincent J. Castoro
                                      President