Form 10QSB
period 1997-09-30
CFI MORTGAGE INC
filed 1997-11-13
CIK 1036071

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   (x)          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended         September 30, 1997
                                       -----------------------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from                     to
                                       --------------------  ------------------
        Commission file number              0-22271
                               --------------------------------

                                   CFI MORTGAGE INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   52-2023491
 --------------------------------------------------------------------------
    (State of other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 580 Village Blvd, Suite 120, West Palm Beach, Fl             33409
 --------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)


 Registrant's Telephone Number, including Area Code      (561) 687-1595
                                                        ----------------

 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at November 13, 1997
 --------------------------------------------------------------------------
 Common stock, par value $.01 per share                 2,200,000 shares

Transitional Small Business Disclosure Format (Check One):

Yes               No      X    .
    -----------        -------------

                        CFI MORTGAGE INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997
                                   (Unaudited)




                                    I N D E X



                                                                                                               Page No.


Part I -  Financial Information:

               Item 1.  Financial Statements:

               Consolidated Balance Sheets As at
                  September 30, 1997 (Unaudited) and December 31, 1996 ................................           F-2

               Consolidated Statements of Operations and Retained Earnings
                  (Deficit) For the Nine and Three Month Periods Ended
                  September 30, 1997 and 1996 (Unaudited) .............................................           F-3

               Consolidated Statements of Cash Flows For the Nine Month
                  Periods Ended September 30, 1997 and 1996 (Unaudited) ...............................           F-4

               Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 1997 (Unaudited) ............................           F-5

               Notes to Consolidated Financial Statements (Unaudited) .................................       F-6 to F-7

               Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ..............................       F-8 to F-13


Part II - Other Information:

               Item 1:  Legal Proceedings .............................................................          F-14

               Item 2:  Changes in Securities .........................................................          F-14

               Item 3:  Defaults upon Senior Securities ...............................................          F-14

               Item 4:  Submission of Matters to a Vote of Security Holders ...........................          F-14

               Item 5:  Other Information .............................................................          F-14

               Item 6:  Exhibits and Reports on Form 8-K ..............................................          F-14

                        Signatures ....................................................................          F-15


                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                 September 30,      December 31,
                                                                     1997              1996
                                                                ------------       ------------
                                                                 (Unaudited)
Current assets:
   Cash                                                         $    527,099       $    644,685
   Fees and loans receivable                                       2,999,686            882,588
   Loans held for sale                                            22,937,412                 --
   Miscellaneous receivables (net of allowance
      for doubtful accounts of $18,000)                              165,371            101,468
   Property held for sale                                            207,500            207,500
   Investment in 430 Carroll Street Inc.                                  --            175,224
   Prepaid expenses and other current assets                         502,859             51,293
   Loans receivable - related parties                                214,189             12,949
                                                                ------------       ------------
            Total current assets                                  27,554,116          2,075,707
                                                                ------------       ------------

Property and equipment:
   Furniture and equipment                                         1,210,113            241,641
   Automobile                                                         82,147             35,677
                                                                ------------       ------------
                                                                   1,292,260            277,318
   Less accumulated depreciation                                     156,786             90,456
                                                                ------------       ------------
            Total property and equipment                           1,135,474            186,862
                                                                ------------       ------------

Other assets:
   Deferred offering costs                                                --            120,000
   Deposits                                                          132,055             48,249
                                                                ------------       ------------
            Total other assets                                       132,055            168,249
                                                                ------------       ------------

                                                                $ 28,821,645       $  2,430,818
                                                                ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Warehouse finance facilities                                 $ 22,277,228       $         --
   Cash overdraft                                                    476,358            385,858
   Bank loan payable                                                 108,375            133,250
   Current maturities of long-term debt                              108,252             17,562
   Accounts payable, accrued expenses and
      other current liabilities                                    1,934,600            456,002
                                                                ------------       ------------
            Total current liabilities                             24,904,813            992,672
                                                                ------------       ------------

Long-term liabilities:
   Notes payable                                                     235,605             28,772
                                                                ------------       ------------
            Total liabilities                                     25,140,418          1,021,444
                                                                ------------       ------------

Commitments and contingencies                                             --                 --

Stockholders' equity:
   Common stock, $1 par value
      Authorized, issued and outstanding -
        7,500 shares                                                      --              7,500
   Common stock, $0.01 par value 20,000,000
      Authorized, 2,200,000 shares issued
      and outstanding                                                 22,000                 --
   Additional paid-in capital                                      5,020,698          1,234,673
   Retained earnings (deficit)                                    (1,361,471)           167,201
                                                                ------------       ------------
            Total stockholders' equity                             3,681,227          1,409,374
                                                                ------------       ------------

                                                                $ 28,821,645       $  2,430,818
                                                                ============       ============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)


                                                   For the Nine                           For the Three
                                                   Months Ended                           Months Ended
                                                   September 30,                          September 30,
                                           -----------------------------         -----------------------------
                                              1997               1996               1997               1996
                                           ----------         ----------         ----------         ----------

Total revenues                             $7,222,617         $5,769,446         $3,494,845         $2,206,045
                                           ----------         ----------         ----------         ----------

Expenses:
   Selling                                  3,278,732          2,509,730          1,534,432            885,262
   General and administrative               4,138,093          2,794,213          2,030,192          1,010,775
   Interest                                 1,159,240            674,573            614,398            258,199
                                           ----------         ----------         ----------         ----------
Total expenses                              8,576,065          5,978,516          4,179,022          2,154,236
                                           ----------         ----------         ----------         ----------

Income (loss) before provision
 for income taxes                          (1,353,448)        (  209,070)        (  684,177)            51,809
                                           ----------         ----------         ----------         ----------

Provision for income taxes:
   Current                                       -                  -                68,000               -
   Deferred                                      -                  -                22,000               -
                                           ----------         ----------         ----------         ----------
Total provision for income taxes                 -                  -                90,000               -
                                           ----------         ----------         ----------         ----------

Net income (loss)                          (1,353,448)        (  209,070)        (  774,177)            51,809

Retained earnings (deficit)
   at beginning of period                     167,201         (  144,025)        (  587,294)        (  404,904)

Less:  Dividend (Note 3)                   (  175,224)        (     -   )        (     -   )        (     -   )
                                           ----------         ----------         ----------         ----------

Deficit at end of period                  ($1,361,471)        ($ 353,095)       ($1,361,471)        ($ 353,095)
                                           ==========         ==========         ==========         ==========


Pro forma information:
   Pro forma net income (loss):
     Historical net income (loss)         ($1,353,448)        ($ 209,070)        ($ 774,177)        $   51,809
     Pro forma provision (credit)
       for income taxes                    (  472,637)        (   68,903)        (  319,880)            18,067
                                           ----------         ----------         ----------         ----------

     Pro forma net income (loss)           ($ 880,811)        ($ 140,167)        ($ 454,297)        $   33,742
                                           ==========         ==========         ==========         ==========


Pro forma per share data:
   Pro forma net income (loss)
     per share                              ($0.54)            ($0.12)            ($0.21)              $0.03
                                             =====              =====              =====               =====
   Pro forma weighted average
     shares outstanding                     1,644,445          1,200,000          2,200,000          1,200,000
                                           ==========         ==========         ==========         ==========



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Nine
                                                                      Months Ended
                                                                      September 30,
                                                           -----------------------------
                                                              1997                1996
                                                           -----------          --------
Cash flows from operating activities:
   Net loss                                                ($1,353,448)        ($209,070)
                                                           -----------          --------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
      Depreciation                                              66,330            22,386
      Increase (decrease) in cash flows as
            a result of changes in asset and
            liability account balances:
         Fees and loans receivable                          (2,117,098)           (6,477)
         Loans held for sale                               (22,937,412)                -
         Warehouse borrowings                               22,277,228                 -
         Miscellaneous receivables                             (63,903)          (90,640)
         Prepaid expenses                                     (451,566)           35,226
         Deposits                                              (83,806)          (22,079)
         Accounts payable, accrued expenses
            and other current liabilities                    1,478,598           231,883
                                                           -----------          --------
   Total adjustments                                        (1,831,629)          170,299
                                                           -----------          --------

Net cash used in operating activities                       (3,185,077)          (38,771)
                                                           -----------          --------

Cash flows from investing activities:
   Expenditures for property and equipment                  (1,014,942)         (111,943)
  Increase in loans receivable-related party                  (201,240)                -
                                                           -----------          --------
Net cash used in investing activities                       (1,216,182)         (111,943)
                                                           -----------          --------

Cash flows from financing activities:
   Cash overdraft                                               90,500           341,107
   Decrease in bank loan payable                               (24,875)                -
   Increase in notes payable                                   480,150            56,152
   Proceeds from issuance of common stock                    3,920,525                 -
   Decrease in due to officers                                    -             (326,358)
   Repayments - Notes payable                                 (182,627)           (4,443)
                                                           -----------          --------
Net cash provided by financing activities                    4,283,673            66,458
                                                           -----------          --------

Net decrease in cash                                          (117,586)          (84,256)

Cash at beginning of period                                    644,685           563,327
                                                           -----------          --------

Cash at end of period                                      $   527,099          $479,071
                                                           ===========          ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period:
      Income taxes                                         $         -          $      -
                                                           ===========          ========
      Interest                                             $   874,050          $674,573
                                                           ===========          ========

Supplemental Schedules of Non-Cash Investing
      and Financial Activities:
   Dividend made by transfer of investment
      in 430 Carroll Street Inc.                           $   175,224          $      -
                                                           ===========          ========



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)








                                                                                           Additional             Retained
                                                                    Common Stock             Paid-In              Earnings
                                                               Shares         Amount         Capital             (Deficit)
                                                               ------         ------         --------             ---------

Balance at December 31, 1996                                    7,500        $ 7,500         $1,234,673         $  167,201

Distribution by transferring 40%
 of stock interest of investment
 in 430 Carroll Street Inc. to
 stockholders at March 26, 1997                                     -              -                  -           (175,224)

Issuance of common stock
   on May 30, 1997 as a result
   of a public offering less
   expenses of the offering of
   $1,070,540                                               1,000,000         10,000          3,919,460               -

Additional expenses related
   to initial public offering                                       -              -           (128,935)              -

Effect on exchange of shares
   of existing shareholders of
   CFI Mortgage Corporation for
   shares of CFI Mortgage Inc.                              1,192,500          4,500             (4,500)              -

Net Loss for the nine months
   ended September 30, 1997                                         -              -                  -        ( 1,353,448)
                                                            ---------        -------         ----------         ----------

Balance at September 30, 1997                               2,200,000        $22,000         $5,020,698        ($1,361,471)
                                                            =========        =======         ==========         ==========





                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)





NOTE 1 - The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



NOTE 2 - The results of operations of CFI Mortgage Inc. and its wholly-owned subsidiary, CFI Mortgage Corporation (collectively the "Company") for the nine and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.




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



NOTE 4 - In 1997, the Company's subsidiary changed its name from CFI Mortgage Corp. to Bankers Direct Mortgage Corporation.

NOTE 5 - On June 30, 1997, the Company obtained a warehouse credit line of $50,000,000 from Bank One, Texas, N.A. maturing on June 30, 1998. At September 30, 1997 $22,277,228 had been utilized and was outstanding. An annual facility fee of $125,000 will be charged.



NOTE 6 - On July 3, 1997, the Company acquired assets from FT Mortgage Companies, a Kansas corporation. The acquisition included all the leasehold improvements, furniture and equipment located at their Boulder, Colorado office.



NOTE 7 - On August 5, 1997, the Company acquired substantially all the assets of CT Mortgage Company of Florida, Inc., a subsidiary of CT Mortgage Company, Inc.; a non-conforming wholesale lender with offices in Orlando, Tampa, and Knoxville, Tennessee. The acquisition included all leasehold interests and rights under the leases related to all the aforementioned locations, office equipment and all loans receivable.



NOTE 8 - On August 5, 1997, the Company formed a wholly-owned subsidiary Direct Mortgage Partners, Inc. (DMP) for the purpose of obtaining licenses from various states to originate and purchase subprime (B/C) first and second lien mortgages in those localities.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


               General

               Through its wholly-owned subsidiaries, Bankers Direct Mortgage Corporation and Direct Mortgage Partners, Inc., CFI Mortgage, Inc. is a rapidly growing mortgage banker engaged in originating, purchasing and selling conventional as well as government guaranteed, subprime (B/C) loans on one-to-four-family residential units through its Retail, Wholesale and Consumer Finance divisions. CFI common shares are publicly traded on the NASDAQ small cap market system under the symbol CFIM.

               CFIM's goal to diversify its production channels while expanding Nationally to avoid geographic risk was realized in the third quarter with the acquisition of the assets of CT Mortgage Company of Florida, Inc., the purchase of an economic interest in California Pacific Mortgage Corporation and the opening of two regional wholesale offices. The CT Mortgage acquisition provided the Company with an established subprime (B/C) regional wholesale operation doing business in four (4) Southeastern states. The California Pacific acquisition provided the Company with a direct mail subprime (B/C) platform currently licensed to do business in nine (9) Western states. The development of the subprime (B/C) channels continued with the opening of two regional wholesale offices producing subprime (B/C) first and second mortgage loans through full service hubs located in Oakbrook, Illinois and Orange, California. Through these offices the Company has developed a template for future growth and expansion. Subsequent to the quarter, an additional regional wholesale office was opened in Atlanta, Georgia. In all cases, the Company has been able to secure seasoned professionals to staff these offices which is expected to reduce the time before the offices are profitable.

               The start up costs associated with the national expansion coupled with the increased corporate overhead put in place to support the production network created a loss for the quarter. The loss is viewed as an investment in the future with the newly added offices already yielding increased subprime (B/C) production. The Company continued its efforts to improve technology and operating efficiency during the quarter. Progress was made in networking all offices for communication and data flow with the installation of a wide area network.

               Progress toward the goal of improving the Company's Secondary Market execution was made during the quarter as the Company received Fannie Mae Seller/Servicer approval for the Bankers Direct subsidiary. In addition subservicing relationships have been established with Advanta Mortgage for subprime (B/C) and Cenlar, F.S.B. for all other products. These relationships improve the collection efforts until the loans are sold as well as outsourcing certain of these operational functions associated with loan sales.

               During the quarter, operational changes were made to utilize the Bank One warehouse facility. The use of this facility allows for improved earnings due to interest rate spreads with this fact contributing to the increase in revenue for the quarter. The use of the Bank One facility also changes the balance sheet as the loans held for sale are now reflected in the balance sheet as an asset with the outstanding balance in the warehouse facility reflected as a liability. As production increases this facility is expected to contribute positively to earnings.


               Results of Operations

               Comparison for the Nine Months Ended September 30, 1997 and 1996:

               Revenues, including interest income, increased $1,454,000 (25.2%) to $7,223,000 for the nine months ended September 30, 1997 compared to $5,769,000 for the comparable prior year period. The increase is due to greater fee income per loan produced, while the number of loans remained relatively constant. The 1997 product mix showed a sharp increase in subprime (B/C) loan production, which generates greater fee income per loan than conforming loans.

               Selling expenses increased $769,000 (30.6%) to $3,279,000 for the nine months ended September 30, 1997 compared to $2,510,000 for the comparable prior year period. Commissions and benefits accounted for over two-thirds of this increase, which was directly related to the increased revenues. The remainder was the result of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful. Selling expenses as a percentage of revenues were relatively constant: 45.4% in 1997 and 43.5% in 1996.

               General and administrative expenses increased $1,344,000 (48.1%) to $4,138,000 for the nine months ended September 30, 1997 compared to $2,794,000 for the comparable prior year period. Salaries and benefits rose over $965,000. The non-commissioned support staff increased from 61 to 150 between September 30, 1996 and September 30, 1997, an increase of 146%. The Company added senior management personnel with experience in the revised operational structure that the Company now utilizes. Additional expenses were incurred in 1997 as part of the national expansion and upfront costs associated with establishing the support functions required for this expansion to be successful. As a percentage of revenues, general and administrative expenses increased to 57.3% in 1997 from 48.4% in 1996.

               Interest expense increased $484,000 (71.7%) to $1,159,000 for the nine months ended September 30, 1997 compared to $675,000 for the comparable prior year period. The average cost of borrowings increased due to the introduction of subprime loans, and loans were aggregated for a longer period of time by the Company to take advantage of bulk sale premiums.

              Comparison for the Nine Months Ended September 30, 1997 and 1996:
              (Continued)

              Loss before taxes increased $1,144,000 (547.4%) to $1,353,000 for the nine months ended September 30, 1997 compared to $209,000 for the comparable prior year period as a result of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful. The second and third quarter losses were significantly attributable to the increases in general and administrative expenses and interest expense caused by those changes. The first quarter loss was primarily the result of the seasonality of home sales in Florida. Home sales typically decline in the first quarter of the year due in part to Florida's homestead laws, which reduce a purchaser's taxes resulting in many home purchasers buying before year end. The increased demand at year end tends to drive up administrative costs in the first quarter.


              Comparison for the Three Months Ended September 30, 1997 and 1996:

              Revenues, including interest income, increased $1,289,000 (58.4%) to $3,495,000 for the three months ended September 30, 1997 compared to $2,206,000 for the comparable prior year period. Total loan volume increased by 43%, which impacted both fees generated as well as interest income. The majority of the volume increase was subprime (B/C) loan production, which generates greater fee and interest income per loan than conforming loans.

              Selling expenses increased $649,000 (73.3%) to $1,534,000 for the three months ended September 30, 1997 compared to $885,000 for the comparable prior year period. Commissions and benefits accounted for nearly 75% of the increase and was related to the increased revenues. The remainder was the result of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful. Selling expenses as a percentage of revenues increased to 43.9% in 1997 from 40.1% in 1996.

              General and administrative expenses increased $1,019,000 (100.8%) to $2,030,000 for the three months ended September 30, 1997 compared to $1,011,000 for the comparable prior year period. Salaries and benefits rose over $662,000. The non-commissioned support staff increased from 61 to 150 between September 30, 1996 and September 30, 1997, an increase of 146%. The Company added senior management personnel with experience in the revised operational structure that the Company now utilizes. Additional expenses were incurred in 1997 as part of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful. As a percentage of revenues, general and administrative expenses increased to 58.1% in 1997 from 45.8% in 1996.

              Comparison for the Three Months Ended September 30, 1997 and 1996:
              (Continued)

              Interest expense increased $356,000 (138.0%) to $614,000 for the three months ended September 30, 1997 compared to $258,000 for the comparable prior year period. The average cost of borrowings increased due to the introduction of subprime loans, and loans were aggregated for a longer period time by the Company to take advantage of bulk sale premiums.

              The Company experienced a pretax loss of $684,000 for the three months ended September 30, 1997 compared to a pretax profit of $52,000 for the comparable prior year period as a result of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful. The loss was significantly attributable to the increases in general and administrative expenses and interest expense caused by those changes.

              The credit for taxes of $90,000 recorded in the second quarter of 1997 was reversed in the third quarter due to the continuing losses.


              Financial Condition

              September 30, 1997 Compared to December 31, 1996:

              Cash in banks, net of overdrafts, decreased $208,000 to $51,000 at September 30, 1997 from $259,000 at December 31, 1996. The net cash proceeds from the Company's initial public offering (the "Offering") were $3,921,000, including the $120,000 refund of deferred offering costs previously paid by the Company in 1996. The use of these proceeds is discussed in the following section.

              Fees and loans receivable increased $2,117,000 (239.8%) to $3,000,000 at September 30, 1997 from $883,000 at December 31,
              1996. Fees receivable from investors and interest income receivables accounted for the majority of this increase.

              Loans held for sale total $22,937,000 at September 30, 1997 and correspond directly to the warehouse finance facilities debt of $22,277,000. These items correspond to the use of the $50,000,000 credit agreement entered into by Bankers Direct Mortgage Corporation ("BDMC") with Bank One, Texas, N.A. on June 30, 1997. The credit facility is being used to finance mortgage originations and purchases and is collateralized by the mortgage loans held for sale by BDMC.

               Liquidity and Capital Resources

               Currently, the Company's cash requirements include the funding of
               (i) mortgage originations and purchases pending their sale, (ii) ongoing administrative and other operating expenses, and (iii) new retail and wholesale locations. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

               As noted above, BDMC entered into a $50,000,000 credit agreement with Bank One on June 30, 1997. As of September 30, 1997, $22,277,000 had been utilized and was outstanding.

               At September 30, 1997, the Company also had aggregate purchase facilities of $25,000,000 from three financial institutions ranging from $2,000,000 to $20,000,000. The utilized and outstanding portions of the facilities at September 30, 1997 were $19,266,000. The unused purchase facilities aggregated $5,734,000. Interest rates range from 9.5% to the rate on the purchased loan.

               For the nine months ended September 30, 1997, net cash used in operating activities was $3,185,000. The major uses were $22,937,000 for the funding of Bank One loan originations, $2,117,000 for the increase in fees and loans receivable, and $1,353,000 for the net loss for the period. The loss was financed by the Offering proceeds and the use of the credit facilities. The cash proceeds from the Offering of $3,921,000 were used (i) to fund mortgage loans, (ii) to expand the Company's retail, subprime, and consumer finance divisions, (iii) for primary marketing and brand recognition and (iv) to purchase new technology and infrastructure. The Company anticipates that cash from operating activities, together with funds available under its purchase agreements, will be sufficient to fund its operations for the next twelve months if the Company's future operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

               For the nine months ended September 30, 1996, cash used in operating activities was $39,000. This deficit was financed by cash on hand and an increase in accounts payable and accrued expenses of $232,000.

               The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

               Risk Factors

               Except for historical information contained herein, certain matters discussed in this Form 10-QSB are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to changes based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

               -     A general economic slowdown.

               - The unanticipated expenses of assimilating newly-acquired business into the Company's business structure, as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

               - Unpredictable delays or difficulties in the development of new product programs.

               - Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoptions of new, or changes in accounting policies and practices and the application of such policies and practices.

               - The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation, the ability or inability of the Company to hedge against fluctuations in interest rates.

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

                 Exhibit 27 Financial Data Schedule.

                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               CFI Mortgage Inc.
                                               ----------------------------
                                               (Registrant)






Date:  November 13, 1997                       /s/ Vincent C. Castoro
                                               ----------------------------
                                               Vincent C. Castoro
                                               Chief Executive Officer






Date:  November 13, 1997                       /s/ Vincent J. Castoro
                                               ----------------------------
                                               Vincent J. Castoro
                                               President