Form 10KSB
period 1997-12-31
CFI MORTGAGE INC
filed 1998-04-10
CIK 1036071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1997
                                    Or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________
                           Commission file number: 0-22271

                                CFI MORTGAGE INC.
        (Exact Name of Small Business Issuer as specified in its charter)
    DELAWARE                                                  52-2023491
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

580 VILLAGE BOULEVARD, SUITE 120, WEST PALM BEACH, FLORIDA           33409
----------------------------------------------------------           -----
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:               561-687-1595

Securities registered pursuant to Section 12(b) of the Act:           None

Securities registered pursuant to Section 12(g) of the Act:       Common Stock,
                                                                 par value $.01

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $20,749,203.

As of March 31, 1998, the registrant had 2,305,467 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1997 were $8,267,264.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Transitional Small Business Disclosure Format: Yes ___  No X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement issued in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof, which the Company intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART I
ITEM 1.       BUSINESS

GENERAL

          CFI Mortgage Inc. (the "Company") is a diversified financial services company headquartered in West Palm Beach, Florida. The Company provides mortgages and mortgage related services to individuals directly and indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, underwrites and funds residential mortgage loans which are sold on either an individual or bulk basis to institutional and private investors for investment or securitization purposes. Through its subsidiaries, the Company originates and purchases both mortgage loans originated to standard government agency guidelines (conforming loans) and mortgage loans originated to standards that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk. In 1997, the breakdown of conforming versus non-conforming was 70% conforming and 30% non-conforming. The Company produced $75.2 million in non-conforming closed loans in 1997 compared to less than $5 million in non-conforming loans in 1996. Since its inception, the Company has experienced average annual growth of 75.76% in the volume of loans closed with an annual growth rate of 11.5% in 1997.

          All mortgage loans are sold on a non-recourse servicing released basis with customary representations and warranties. Loans are serviced until sold by one of two subservicers, depending on the type of loan. The subservicers provide for servicing transfer and satisfaction functions which allow for compliance with regulatory guidelines during this interim period.

          The Company has used the proceeds of the initial public offering which closed on May 30, 1997 to increase its production network, diversify production geographically, improve technology and create an infrastructure capable of handling the increased production that is expected in the future. Through December 31, 1997, the Company opened two (2) retail production offices, seven
(7) non-conforming wholesale offices and one (1) consumer direct office which sources customers through direct mailings. The new offices were located in five
(5) non-Florida states with licensing capability to transact business in nineteen (19) states. The production offices source mortgage loan applications through fifty-nine (59) commissioned loan officers and twenty-one (21) wholesale account executives who call on mortgage brokers, mortgage bankers, and lenders. During 1997, the Company upgraded computer hardware and established a wide area network for communication and data flow. The production support divisions of the Company expanded both in size and scope in an effort to achieve the Company's goal of providing superior support to production units. The total employees of the Company expanded from 118 at December 31, 1996 to 236 on December 31, 1997, including the staffing required for the new production units and the staffing required by the production support divisions.

          All of the Company's operations are conducted through its wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC") and Direct Mortgage Partners, Inc. ("DMP"). BDMC was incorporated in Florida as Creative Industries, Inc. in April 1989. In October 1990, Creative Industries, Inc.'s name was changed to Creative Financing, Inc. In May 1995, Creative Financing, Inc.'s name was changed to CFI Mortgage Corporation ("CFI Mortgage"). DMP was incorporated in Florida in August 1997. In March 1997, CFI Mortgage Inc. was incorporated in Delaware, and immediately prior to the initial public offering in May 1997, Vincent J. Castoro and Christopher C. Castoro, who owned all of the issued and outstanding common stock of CFI Mortgage (the "Existing Stockholders"), contributed their shares of common stock of CFI Mortgage to the Company in exchange for all of the outstanding shares of Common Stock of the Company (the "Exchange"). From April 1989 until December 31, 1996, CFI Mortgage was treated as an S corporation under Subchapter S (an "S corporation") of the Internal Revenue Code of 1986, as amended (the "Code"). See "Reorganization and Termination of S Corporation Status." The Company also owns a nominal 10% interest in a Florida corporation which provides survey and appraisal services to the Company's production offices located in the State of Florida. To date, the capital required for this venture has been limited, and the "related entity" has not required capital to fund operations nor has it provided revenue to the Company.

GENERAL BACKGROUND

          The Company currently has two wholly-owned subsidiaries, BDMC, the Company's retail production arm originating both conforming and non-conforming products, and DMP, the non-conforming production platform for the Company. DMP produces non-conforming loans on a wholesale basis through mortgage brokers, mortgage bankers and lenders.

          Loans are funded through the use of good funds checks provided through Bank One Capital Corporation. Once funding checks clear, the Company borrows under its warehouse agreement with Bank One, Texas, N.A. ("Bank One") to cover the checks. Once a week warehoused loans are moved to secure funds advanced under a revolving warehouse line of credit provided by Nikko Financial Services, Inc. ("Nikko"), which carries a preferential rate and a higher advance rate compared to the Company's warehouse agreement. The Company's document custodian also acts as custodian for all funding facilities. Loan level tracking of the Company's borrowings, interest expense and interest accrual is accomplished through the use of customized software provided by a national vendor specializing in warehouse management software.

DESCRIPTION OF OPERATIONS

BANKERS DIRECT MORTGAGE CORPORATION PRODUCTION OPERATIONS

          The Company's retail production subsidiary, BDMC, operates through standalone branches located in Florida and Colorado. Commissioned loan officers source the business through realtors and builders or other contacts. Applications are taken primarily in face-to-face interviews either by hand or on laptop computers. The loan officer submits the application to the branch office for processing either in hard copy or through electronic transfer via modem. For conforming loans, application information is transmitted through the Federal National Mortgage Association's ("FNMA") automated underwriting system. The application is then processed in accordance with the required conditions. For all other loan types, applications are processed in the branch with verifications collected for key financial information with a complete credit file submitted to the centralized underwriting area. Certain loan types require the investor to underwrite the loan. In these situations, the centralized underwriting area submits the application package to the Investor for approval. Once a loan is underwritten the branch collects the conditions required by underwriting for approval. When all conditions have been satisfied, the branch submits a request to close to the centralized closing area. Closing documents are generated through the Company's closing department preparation software and the loans are then closed by approved closing agents who have executed closing agreements and provided insured closing letters from title insurers.

          The loan programs offered reflect guidelines and terms which match those published by approved investors. The pricing offered the Loan Officers is generated from a pricing model which prices to generate a specific dollar profit on each loan regardless of loan size. This philosophy has allowed the Company to price larger, more efficient loans aggressively, which has increased its average loan size. When rates and prices are committed to applicants, the interest rate risk is transferred to the ultimate investor by locking the rate and price with the Investor based upon an agreed to closed loan delivery date.

          Conforming closed loans are shipped to institutional and private investors in accordance with commitments made at the time that the rate and price are guaranteed. Investors then review the loan files and upon clearing any funding conditions, the investor wires the proceeds to the Company's account at the warehouse bank for distribution to pay off the loan with the excess deposited in the Company's operating account to use to fund operations.

          Conforming loans are serviced on behalf of the Company under subservicing arrangements with Cenlar, F.S.B. Borrowers are notified at closing of the subservicer. For a fee, the subservicer handles all normal servicing functions until the loan is sold to the permanent investor including the loan satisfaction and transfer processes. The Company intends to sell its conforming loans in agency securities with the servicing transfer via a magnetic tape transfer in 1998 making the subservicing arrangement a necessity.

DIRECT MORTGAGE PARTNERS PRODUCTION OPERATIONS

          The Company's wholesale production subsidiary, Direct Mortgage Partners, operates through its regional operations hubs located in five states utilizing twenty-one (21) account executives to obtain non-conforming applications and closed loans from mortgage brokers, and mortgage lenders located in nineteen (19) states. Direct Mortgage Partners also has a consumer direct office which obtains application inquiries in response to direct mail campaigns targeting specific market segments. Each regional center has the capability to process, underwrite, close, and post-close the loans produced in the region.

          The subsidiary's regional operations hubs follow strict procedural and policy guidelines. Credit information is submitted to the hub where the application is credit graded. The grade is communicated to the broker/lender who completes the processing and submits the processed application for underwriting, credit grading and pricing. Prior to approval, the operations hubs re-verifies credit and depending upon the characteristics of the application, re-verifies the property value. Applications with characteristics outside of the published matrices require a second signoff from the centralized credit and compliance area of DMP.

          When loans are approved the closing documents are generated by the operational hub through the closing document preparation software and the loans are then closed by approved closing agents who have executed closing agreements and provided the Company with insured closing letters from title insurers.

          Non-conforming loans are sold on either a flow or bulk basis with the Company distributing listings of closed loans and their characteristics to institutional and private investors who bid on loan(s) on an auction basis. This process improves the Company's execution. The bids are subject to the review of the complete closed loan file which normally takes place on site. Once funding conditions are cleared, the investor's funding occurs as with conforming loans.

          The loan programs and guidelines offered to the brokers and lenders reflect conservative standards offered by a variety of investors who purchase non-conforming loans routinely from mid-size aggregators such as the Company. The pricing offered the brokers and lenders reflects differences based upon credit grade and loan characteristics within the grade. These differences reflect the adjustments received from the investors for which the Company aggregates product. The ultimate price offered the broker or lender allows for a specific profit percentage to be earned on each loan. The Company also charges certain fees on each loan at closing to increase revenue and offset operational costs.

          To date the interest rate risk created by guaranteeing a rate and price has been managed by regularly selling bulk packages of closed loans reducing the period where interest rate risk exists. Hedging of the interest rate risk has been considered and will continue to be considered but to date the profit margins generated on the loans and the lack of volatility in Investor pricing have negated the need to incur the expense of hedges utilizing financial instruments.

CORPORATE SUPPORT FOR PRODUCTION SUBSIDIARIES

          The Company also provides the services listed below to each subsidiary:

     *    Human Resource and Personnel Management
     *    Primary Marketing Support
     *    Post-Closing Support
     *    Legal Support
     *    Administrative Services Support
     *    Information Systems Support
     *    Finance and Accounting Support
     *    Funding Support/Warehouse Management

          In addition, the Company monitors the areas of Quality Control and Regulatory Compliance and Interest Rate Risk Management for both subsidiaries providing compliance direction, document approval, fair lending self testing, documentation authenticity validation and the policies and procedures utilized for broker approval and Interest Rate Risk Management.

          The Company has contracted with Vincam, a national professional employer organization, to handle payroll and benefits administration while providing legal guidance in personnel matters. By utilizing Vincam, the Company is able to provide a competitive benefits package throughout the United States. The Company provides technical support in the creation and design of professional marketing materials. Each subsidiary handles post-closing functions, except servicing transfer government loan insuring and follow-up documentation delivery to investors. These critical functions along with file storage and retrieval have been centralized to control risk and decrease costs and are handled for each subsidiary by the Company. Real Estate Settlement Procedures Act ("RESPA"), compliance and licensing related issues are referred to outside counsel due to the critical nature of these issues. The Company provides administrative services support for each subsidiary. Purchasing, vendor management, and physical plant management have been centralized to reduce costs and duplication.

          The Company provides hardware and software support for all subsidiaries and employees. The Company operates a wide area network utilizing Novel servers and ISDN lines to allow for efficient communication and data management. A variety of software packages are installed on the network with customized vendor provided software packages providing the means for loan processing, underwriting, closing, secondary marketing, accounting and post-closing functions. Customized interfaces between the software and a central database improve the efficiency of the data input function and reporting. The central database will provide the Company with data mining capability in the future. The Company's help desk reduces downtime providing users with immediate support for hardware and software issues.

          The Company, through its customized accounting software, provides branch level profitability analysis, which is used as the basis for compensation for branch managers.

YEAR 2000 ISSUES

          The "Year 2000" problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Systems that do not properly recognize such information could generate erroneous data or cause a system to miscalculate or fail. This "Year 2000" problem creates risk for the Company from problems in its own computer systems and from third parties with whom the Company deals on transactions nationwide.

          The Company has conducted a preliminary review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to avoid any potential problems. The Company has few internally developed applications that it utilizes for its operations, and has been communicating with associated third parties to ensure that they are addressing the issue. The potential impact of the "Year 2000" issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the issue is addressed by businesses and other entities who they provide or exchange data with.

          It is certain that the Company's operations could be negatively impacted if not adequately resolved, but at this time it is difficult to quantify the potential financial impact of such situations.

BUSINESS STRATEGY

          The Company's objective is to be a diversified financial services provider specializing in mortgage related services. The key elements of the Company's business strategy are as follows:

     *    Provide its stockholders with superior returns based on profitability.

     * Continue controlled growth in stable and improving geographic areas with teams of experienced professionals.

     * Build customer loyalty by providing superior service in all of its production channels, including a diversified product menu, consistent underwriting utilizing automated underwriting whenever possible, and timely closings.

     * Manage all aspects of loan quality in a manner which allows the loans produced through its subsidiaries to command superior pricing from investors.

     * Increase the capacity of each regional hub by obtaining licensing and employing executives in states not currently penetrated.

     * Sell additional mortgage related products and services to its mortgage clients.

     *    Provide additional services linked to the loan process.

     * Develop alternative delivery channels which allow for reduced cost through direct contact with the ultimate customer.

     * Grow its retail production channel by offering a full spectrum of products emphasizing the production of more profitable non-conforming and alternative products.

     * Monitor execution alternatives for the sale of mortgage loans and servicing rights to improve profitability.

REORGANIZATION AND TERMINATION OF S CORPORATION STATUS

          From April 17, 1989 (inception) through December 31, 1996, CFI Mortgage was treated for federal income tax purposes as an S corporation, and was treated as an S corporation for certain state corporate income tax purposes under certain comparable state laws. As a result, CFI Mortgage's historical earnings had been taxed directly to CFI Mortgage's stockholders at their individual federal and state income tax rates, rather than to CFI Mortgage. Pursuant to the terms of a contribution agreement (the "Contribution Agreement"), the Existing Stockholders contributed their stock of CFI Mortgage to the Company, in exchange for 1,200,000 shares of Common Stock. The Existing Stockholders were Vincent J. Castoro and Christopher C. Castoro, who received a portion of their Common Stock as gifts from their father, Vincent C. Castoro (collectively with the Existing Stockholders, the "Prior Stockholders"), the Company's Chairman of the Board and former Chief Executive Officer, in 1993.

          From April 17, 1989 through December 31, 1996, CFI Mortgage had not paid any of its earnings to the Prior Stockholders in the form of S corporation distributions. On March 26, 1997, CFI Mortgage distributed as a dividend (the "Distribution") to the Existing Stockholders CFI Mortgage's 40% interest (the "Interest") in Carroll Street, a New York corporation whose principal asset is a building located in Brooklyn, New York. The remaining 60% of Carroll Street is owned by Vincent C. Castoro. The distribution of the Interest, which was recorded on CFI Mortgage's balance sheet at December 31, 1996 as having a value of $175,224, was intended to offset taxes payable at the applicable statutory rate by the Existing Stockholders on the estimated net earnings of CFI Mortgage for the period from January 1, 1996 to December 31, 1996 and to distribute to the Existing Stockholders previously earned and undistributed S corporation earnings.

          As an S corporation, the Company's income, whether or not distributed, was taxed at the stockholder level for federal and state tax purposes. As a result of the Exchange, the Company and CFI Mortgage, which became a wholly-owned subsidiary of the Company, became fully subject to federal and state income taxes. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been fully subject to federal taxes at an assumed tax rate of 34%.

SEASONALITY

          The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancings tend to be less seasonal and more closely related to changes in interest rates. The mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of a mortgage servicing portfolio is generally higher in periods of greater mortgage loan originations.

COMPETITION

          The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies, depending upon the type of mortgage loan product offered. The Company competes principally by purchasing or originating a variety of types of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors have financial resources substantially greater than those of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale and retail branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues.

REGULATION

          The operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), FNMA and the Department of Veteran Affairs (the "VA") and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

          In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting the Company's operations. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to the VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, FNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, FNMA and VA at all times to assure compliance with all applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other regulatory requirements, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Home Mortgage Disclosure Act and RESPA and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

          There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of all licenses required by the State of Florida to conduct its business operations and for the states where it transacts business. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA mortgage loans are exempt from the effect of such statutes.

ENVIRONMENTAL MATTERS

          To date, the Company has not been required to perform any investigation or remediation activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on the properties securing loans. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

          As of December 31, 1997, the Company has 236 employees, 156 of whom were salaried employees and 80 of whom were compensated on a commission basis. Substantially all of the Company's employees work on a full time basis. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

          The Company's executive and administrative offices are located at 580 Village Boulevard, Suite 120, West Palm Beach, Florida 33409, where the Company leases approximately 21,161 square feet of office space at an aggregate annual rent of approximately $222,132. The lease provides for certain scheduled rent increases and expires in May 31, 2001.

          The Company maintains 15 other offices in the States of California, Colorado, Florida, Georgia, Illinois and Tennessee pursuant to leases with various expiration dates through 2002, at monthly rental rates ranging from $586 to $7,463. The Company considers its facilities to be satisfactory for its current needs.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  PRICE RANGE OF COMMON STOCK

          Effective May 27, 1997 the Company's Common Stock was included for quotation on the Nasdaq SmallCap Market under the symbol "CFIM." The following table sets forth the time periods indicated the range of the high and low bid prices for the Company's Common Stock on the Nasdaq SmallCap Market.

---------------------------------------------------------------------------
                      1997                    High             Low
---------------------------------------------------------------------------

Second Quarter (from May 27, 1997)           $10.75            $5.75
Third Quarter                                $15.25            $7.38
Fourth Quarter                               $12.44            $7.00


          There are approximately 50 stockholders of record of Common Stock as of March 31, 1998. This number does not include beneficial owners holding shares through or "street" names. The Company believes that it has more than 200 beneficial holders of Common Stock.

          On December 3, 1997, the Company issued 2,060 shares of 8% Series A Convertible Preferred Stock, $.01 par value (the "Preferred Stock"), in a private placement to certain institutional investors. The net proceeds from the issuance and sale, after deducting selling and other related expenses, aggregated $1,821,753. The foregoing shares were sold without registration in a transaction qualifying for exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND POLICY

          The Company has not paid any cash dividends (except for S corporation distributions to the Existing Stockholders) on its Common Stock since its inception and does not currently anticipate paying dividends on its Common Stock in the foreseeable future. The Company conducts substantially all of its operations through its subsidiaries. Accordingly, the Company's ability to pay dividends is also dependent upon the ability of its subsidiaries to make cash distributions to the Company. The payment of dividends to the Company by its subsidiaries is and will continue to be restricted by or subject to, among other limitations, applicable provisions of state and federal laws, contractual provisions in the Company's financing agreements, the earnings of such subsidiary and various business considerations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES SET FORTH THEREIN.

GENERAL

          The Company, through its wholly-owned subsidiaries, BDMC and DMP, is a rapidly growing mortgage banker engaged in originating, purchasing and selling conforming and non-conforming loans on one-to-four family residential units through its retail, wholesale and consumer finance divisions.

          The Company's objective is to diversify its production channels while expanding nationally to avoid geographic risk. The Company has purchased, subject to execution of the final documentation, an economic interest in California Pacific Mortgage Corporation ("California Pacific") and opened three regional wholesale offices, which included the hiring of experienced established account representatives. The California Pacific purchase provided the Company with a direct mail non-conforming platform currently licensed to do business in nine (9) Western states. The three regional wholesale offices provided the Company with an established non-conforming regional wholesale operations doing business in four (4) Southeastern states. The development of the wholesale division continued with the opening of three regional wholesale offices producing non-conforming first and second mortgage loans through full service hubs located in Orange, California, Atlanta, Georgia and Oakbrook, Illinois. Through these offices, the Company has developed a template for future growth and expansion. In all cases, the Company has been able to secure seasoned professionals to staff these offices, which is expected to reduce the time before the offices become profitable.

          The start-up costs associated with the national expansion coupled with the increased corporate overhead put in place to support the production network created a loss for the year. The loss is viewed as an investment in the future with the newly added offices already yielding increased non-conforming production. The Company continued its efforts to improve technology and operating efficiency during the year. Progress was made in networking all offices for communication and data flow with the installation of a wide area network.

          Progress toward the goal of improving the Company's Secondary Market execution was made during the year as the Company received Fannie Mae Seller/Servicer approval for BDMC. In addition subservicing relationships have been established with Advanta Mortgage Corp. USA for non-conforming loans and Cenlar, F.S.B. for all other loan products. These relationships improve the Company's collection efforts until the loans are sold as well as outsourcing certain of these operational functions associated with loan sales.

          In the third and fourth quarters of 1997, operational changes were made to utilize the Company's warehouse facilities with Bank One and Nikko. The Company believes that the use of these facilities will allow for improved earnings due to interest rate spreads with this fact contributing to an increase in interest income, and also changes the balance sheet as the loans held for sale are now reflected in the balance sheet as an asset with the outstanding balance in the warehouse facilities reflected as a liability. As production increases these facilities are expected to contribute positively to earnings.

          During the fourth quarter of 1997, the Company recorded an adjustment of $2,400,000 reversing revenues recognized in the third quarter of 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

          For 1997, revenues increased $409,000 (5.2%) to $8,267,000 in 1997 from $7,858,000 in 1996. Commissions and fees decreased by $852,000 (11.3%) to $6,715,000 from $7,567,000 in 1996. The decrease in commissions and fees was attributable to an increase in wholesale production volume and a larger balance of "Loans Held for Sale" at year-end December 31, 1997 compared to December 31, 1996, resulting in unrealized gains at December 31, 1997.

          Interest income increased $1,261,000 (433.3%) to $1,552,000 in 1997 from $291,000 in 1996. The increase in interest income was primarily due to the Company holding mortgage loans for sale longer and thus earning additional interest income over this time period. Total loan volume in 1997 was $257,313,000 compared to $230,814,000 in 1996, an increase of $26,499,000 representing a 11.5% increase.

          Total expenses increased $6,672,000 (88.4%) to $14,218,000 in 1997 from $7,546,000 in 1996. The expenses increased at a much faster rate than total revenues primarily due to not realizing during 1997 economies of scale and the efficiencies associated with the Company's implementation and investment in technology, and due to the addition of experienced staff. Management believes these efficiencies will be realized in 1998.

          Selling expenses increased $1,937,000 (59.1%) to $5,214,000 in 1997 from $3,277,000 in 1996. Commissions and benefits accounted for approximately two-thirds of this increase, which was directly related to the increased volume. The remainder was the result of the national expansion and the upfront costs associated with establishing the support functions required for this expansion to be successful.

          General and administrative expenses increased $4,249,000 (119.0%) to $7,819,000 in 1997 from $3,570,000 in 1996. Salaries and benefits accounted for over half of this increase. The Company added senior management personnel experienced in the mortgage industry. Additional expenses were incurred in 1997 as part of the national expansion and the upfront costs associated with establishing the production support functions required for this expansion to be successful. During the year ended December 31, 1997, the Company opened two (2) retail production offices, seven (7) non-conforming wholesale offices and one
(1) consumer direct office which sources customers through direct mailings. In addition, the provision for loan losses in 1997 was $432,000, which represented 1.2% of loans held for sale at December 31, 1997.

          Interest expense increased $636,000 (115.6%) to $1,186,000 in 1997 from $550,000 in 1996. This was primarily due to the increase in loan volume of 11.5% in 1997 as compared to 1996. In addition, the average cost of borrowings increased due to the introduction of non-conforming loans, and loans were aggregated for a longer period of time by the Company to take advantage of bulk sale premiums.

          The Company experienced a loss before taxes of $5,951,000 in 1997 compared to income before taxes of $311,000 in 1996 as a result of the national expansion and the up front costs associated with establishing the support functions required for this expansion to be successful. The second, third and fourth quarter losses were significantly attributable to the increases in selling, general and administrative and interest expenses associated with the above activities. The first quarter loss was primarily the result of the seasonality of home sales in Florida. Home sales typically decline in the first quarter of the year due in part to Florida's homestead laws, which reduce a purchaser's taxes resulting in many home purchasers buying before year end. The increased demand at year end tends to drive up administrative costs in the first quarter.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

          For 1996, revenues increased $2,649,000 (50.9%) to $7,858,000 from
1995 revenues of $5,209,000. The increased revenue was the result of opening three loan offices in Florida and adding 43 persons to the Company's selling staff in 1996. The new offices and additional personnel, together with an increase in the bank lines of credit, enabled the Company to originate more conventional mortgage loans which historically have higher fees and have generated a higher gain on sale of the mortgage loans.

          Selling expenses increased $709,000 (27.6%) in 1996 to $3,277,000.
This increase is attributable to the increased personnel and selling costs associated with the new offices as well as an increase in selling costs at all locations arising from the Company's higher loan volume. As a percentage of revenues, selling expenses decreased from 49.3% in 1995 to 41.7% in 1996. This decrease resulted from allocating the Company's fixed costs over a larger revenue base.

          General and administrative expenses totaled $3,570,000 in 1996 compared to $1,804,000 in 1995, an increase of $1,766,000 (97.9%). As a percentage of revenues, these expenses increased to 45.4% in 1996 from 34.6% in 1995. General expenses increased in 1996 primarily because of increased administrative personnel costs required to service the increased loan volume in the loan offices and in corporate headquarters. The increased loan volume in 1996 also resulted in increased operating and administrative costs.

          Although actual interest expense increased $124,000 (29.1%) in 1996 to $550,000 compared to $426,000 in 1995, as a percentage of revenues interest expense remained relatively constant, 7.0% in 1996 compared to 8.2% in 1995. Interest expense increased in 1996 because of the Company's increased borrowing levels under Purchase Agreements. As the Company was a Subchapter S corporation for federal income tax purposes, no provision for taxes was required.

          The Company previously acquired a parcel of land in Florida for development. In 1996, management decided to sell the land and accordingly reclassified the land as a current asset at December 31, 1996. In conjunction with this decision, management also decided to terminate its investment in Carroll Street. As the cost of the land exceeded its fair market value of $207,500 by $45,735 and the basis of the investment in Carroll Street exceeded its fair market value of $175,224 by $104,776, the statement of operations for 1996 reflects a charge of $150,511 to reflect the assets at their fair market value on December 31, 1996.

          Net income decreased $100,000 to $311,000 in 1996 from $411,000 in 1995 due to the items discussed above.

          Prior to December 31, 1996, CFI Mortgage was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to the stockholders and not to the Company. On December 31, 1996, CFI Mortgage's status as an S corporation was terminated and the Company became a C corporation for federal and state income tax purposes.

FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996:

          Cash in banks, net of overdrafts, increased $1,182,000 to $1,441,000 at December 31, 1997 from $259,000 at December 31, 1996. The increase was due to the preferred stock offering in December 1997 and the increase in accrued expenses.

          Loans held for sale total $36,047,000 at December 31, 1997 and relate directly to the warehouse finance facilities debt of $35,463,000. These items correspond to the use of the $50,000,000 credit agreement entered into by BDMC with Bank One on June 30, 1997, and the $50,000,000 revolving warehouse line of credit entered into by DMP with Nikko in November 1997. The credit facilities are being used to finance mortgage originations and purchases and are collateralized by the mortgage loans held for sale by BDMC and DMP.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has operated on a negative cash flow basis, but expects to reverse this trend based on the increases in the volume of loan originations and purchases. Currently, the Company's cash requirements include the funding of (i) mortgage originations and purchases pending their sale, (ii) the points and expenses paid in connection with acquisition of correspondent loans, (iii) ongoing administrative and other operating expenses, and (iv) new retail and wholesale locations.

          On May 30, 1997, the Company completed the initial public offering of 1,000,000 shares of its Common Stock at $5 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In connection with the offering, the Company granted the underwriter warrants to purchase 100,000 shares of Common Stock at an exercise price of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

          On December 3, 1997, the Company issued and sold 2,000 shares of Preferred Stock at $1,000 per share in a private placement. The net proceeds from the sale, after deducting selling and other related expenses, aggregated $1,821,753. The Preferred Stock is convertible for two years into shares of Common Stock at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date. The discount on the conversion price is accounted for as a charge against retained earnings and is amortized over the nonconvertible period. On March 3, 1998, 500 shares of the Preferred Stock, plus accrued interest of approximately $10,000, were converted into 105,467 shares of Common Stock. Furthermore, the Company is obligated to register for resale the shares of Common Stock issuable upon conversion of the Preferred Stock and, if the resale registration statement has not been declared effective by April 3, 1998, the Company is subject to cash penalty payments to the holders of the Preferred Stock. In connection with the Preferred Stock transaction, the Company granted warrants to purchase 240,000 shares of Common Stock at an exercise price of $8.50 per share. The warrants are exercisable until September 17, 2001.
In addition, the Company issued 60 shares of Preferred Stock with identical terms as payment for fees for the private placement. The cost will be included in the net proceeds from the transaction and will be amortized over the nonconversion term.

          The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. As noted above, BDMC entered into a $50,000,000 credit agreement with Bank One on June 30, 1997 and DMP entered into a $50,000,000 warehouse line with Nikko in November 1997. As of December 31, 1997, $9,429,000 had been utilized and was outstanding on the Bank One facility and $26,034,000 had been utilized and was outstanding on the Nikko facility.

          At December 31, 1997, the Company also had aggregate purchase facilities of $34,500,000 from three financial institutions ranging from $2,000,000 to $25,000,000. The utilized and outstanding portions of the facilities at December 31, 1997 were $19,264,000. The unused purchase facilities aggregated $15,236,000. Interest rates range from 9.5% to the rate on the purchased loan.

          At December 31, 1997, the Company was in default of several of the financial covenants contained in its agreements with Bank One and Nikko. The Company has negotiated waivers of such defaults through April 30, 1998 and has begun negotiating amendments to such agreements. The Company believes its failure to meet such covenants was due to the net loss incurred by the Company for the year ending December 31, 1997. The financial institutions expect to renew these lines under terms which the Company can reasonably meet over the next year. In addition, the Company has in place available unused financing sources which management believes are adequate to operate the business at current levels of operations for the next year.

          For the year ended December 31, 1997, net cash used in operating activities was $39,498,000. The major uses were $36,479,000 for the funding of loans and $5,393,000 for the net loss for the year. The loss was financed by the proceeds from the Company's common and preferred stock offerings, the use of the credit facilities and the increase in accrued expenses. The cash proceeds from the offerings of $5,622,000 were used (i) to fund mortgage loans, (ii) to expand the Company's retail and wholesale divisions and consumer finance offices, (iii) for primary marketing and brand recognition and (iv) to purchase new technology and infrastructure. The Company anticipates that cash from operating activities, together with funds available under its current purchase agreements and other available credit facilities, will be sufficient to fund its operations for the next twelve months if the Company's future operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

          For the year ended December 31, 1996, cash provided by operating activities was $120,000. The net income for the year was $311,000.

HEDGING, INFLATION AND INTEREST RATES

          The Company actively manages the interest rate risk associated with conforming loans by committing applications to permanent investors at the time that the rate and price are guaranteed to the applicant, with the investor agreeing to honor the rate and price committed provided that the resulting loan is closed and presented for purchase within a specific time frame. The time frame is set with ample time for delivery based on the rate and price expiration date given the applicant.

          To date, the Company has not elected to hedge against the interest rate risk associated with nonconforming loans. This decision is subject to review on an ongoing basis but given the current profit margins and the lack of volatility associated with pricing for nonconforming loans sold on a whole loan basis, the Company has decided against employing hedging techniques utilizing costly financial instruments. The period where risk exists is limited since the rate and price are only guaranteed once the application has been approved with whole loan sales of closed loans occurring on a bi-monthly basis.

CERTAIN ACCOUNTING PRONOUNCEMENTS

SFAS 128

          In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which supersedes Accounting Principles Board No. 15, Earnings per Share ("APB 15"), and is effective for the Company for the year ended December 31, 1997. SFAS 128 establishes standards by simplifying the computation and presentation of earnings (loss) per share, and applies to public entities with publicly held common stock. It replaces the presentation of primary earnings (loss) per share with a presentation of basic earnings (loss) per share. SFAS 128 also requires dual presentation of basic and diluted earnings (loss) per share on the face of the statements of operations. Basic earnings (loss) per share excludes dilution and are computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings
(loss) per share reflect the potential dilution that could occur if preferred stock contracts, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to APB 15. The Company adopted SFAS 128 for the year ended December 31, 1997.

SFAS 125

          In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Implementation of SFAS No. 125, effective as of January 1, 1997, did not have a significant effect on the financial condition or results of operations or the Company.

SFAS 123

          In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The statement requires pro forma disclosures of net earnings and earnings per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Except for historical information contained herein, certain matters discussed in this Form 10-KSB are "forward- looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to changes based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

     * Lending to "sub-prime" borrowers who have higher incidents of default could adversely affect the Company's projections.
     * Loss of funding sources necessary to originate mortgage loans at profitable margins.
     * Diminished ability to sell loans could cause the Company to require additional funding sources.
     * Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates.
     *    A general economic slowdown.
     * The unanticipated expenses of assimilating newly-acquired business into the Company's business structure, as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.
     * Unpredictable delays or difficulties in the development of new product programs.
     * Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoptions of new, or changes in accounting policies and practices and the application of such policies and practices.
     * The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation, the ability or inability of the Company to hedge against fluctuations in interest rates.
     * The ability or inability of the Company to continue its current practices relating to mortgage loans held for sale.
     *    Increased competition within the Company's markets.

          The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenue, costs, margins and profits are all influenced by a number of factors, as discussed above.


ITEM 7.  FINANCIAL STATEMENTS

          Reference is made to the financial statements, the reports thereon and notes thereto, commencing on page F-1 to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective February 6, 1998, the Company engaged Grant Thornton LLP ("Grant Thornton") as its independent public accountants to audit its financial statements in place of Weinick Sanders Leventhal & Co., LLP (successor to the practice of Martin Leventhal & Company LLP) (the "Former Accountants").

          The report of the Former Accountants on the Company's financial statements for the years ended December 31, 1991 through December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. For the years ended December 31, 1991 through December 31, 1996 there were no disagreements between the Company and the Former Accountants with respect to any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          The decision of the Company to replace the Former Accountants with Grant Thornton as the independent public accountants was unanimously approved by the Board of Directors.

          The Company has not consulted with Grant Thornton regarding the application of accounting principles or practices to any specific transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Since there was no disagreement between the Company and the Former Accountants on any matter of accounting principles or practices or any reportable events, the Company has not consulted with Grant Thornton regarding any matter that was the subject of a disagreement or a reportable event.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required by Item 9 as to directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings "Election of Directors" and "Management of the Company."

ITEM 10. EXECUTIVE COMPENSATION.

          The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

          The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) Financial Statements. The following consolidated financial statements of CFI Mortgage Inc. and Subsidiaries, required by Part II,
          Item 7, are included in Part IV of this report:

               Report of Independent Certified Public Accountants

               Report of Independent Auditors

               Consolidated Financial Statements

                    Consolidated Balance Sheet as of December 31, 1997

                    Consolidated Statements of Operations for the Years Ended
                         December 31, 1997 and 1996

                    Consolidated Statements of Changes in Stockholders' Equity
                         for the Years Ended December 31, 1997 and 1996

                    Consolidated Statements of Cash Flows for the Years Ended
                         December 31, 1997 and 1996

                    Notes to Consolidated Financial Statements

          (a) (3). Exhibits: "See Exhibit Index."

          (b) Reports on Form 8-K

          * Current Report on Form 8-K filed on December 4, 1997 reporting under Item 7 on an event which occurred on December 3, 1997

          * Current Report on Form 8-K filed on February 9, 1998 reporting under Item 8 on an event which occurred on February 6, 1998.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         PAGE


Report of Independent Certified Public Accountants                                        F-2

Report of Independent Auditors                                                            F-3

Consolidated Financial Statements

   Consolidated Balance Sheet as of December 31, 1997                                     F-4

   Consolidated Statements of Operations for the Years Ended
        December 31, 1997 and 1996                                                        F-6

   Consolidated Statements of Changes in Stockholders' Equity for the Years
        Ended December 31, 1997 and 1996                                                  F-7

   Consolidated Statements of Cash Flows for the Years Ended December 31,
        1997 and 1996                                                                     F-8

   Notes to Consolidated Financial Statements                                             F-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    CFI MORTGAGE INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of CFI Mortgage Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of CFI Mortgage Inc. and Subsidiaries for the year ended December 31, 1996 were audited by other auditors whose report dated February 7, 1997, except for Note 1a and 12, as to which the date is March 18, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFI Mortgage Inc. and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

GRANT THORNTON LLP


New York, New York
March 20, 1998, except for Note 9, as to which the date is April 9, 1998

                         REPORT OF INDEPENDENT AUDITORS




We have audited the accompanying statements of operations, stockholders' equity and cash flows of CFI Mortgage Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity and cash flows are free from material misstatement. An audit includes examining on a test basis, evidencing supporting the amounts and disclosures in the statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations and cash flows. We believe that our audit of the statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of CFI Mortgage Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.





/S/ WEINICK SANDERS LEVENTHAL & CO., LLP
Weinick Sanders Leventhal & Co., LLP
(Successor to the Practice of
Martin Leventhal & Company LLP)


New York, New York
February 7, 1997, except for portions of notes 1a and 12 as to which the date is March 18, 1997

                       CFI Mortgage Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997






                                                                                 ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 1)                                             $  1,705,216
Interest receivable (Note 2)                                                        621,751
Mortgage loans held for sale (net of allowance of
$450,000) (Notes 1, 3 and 9)                                                     36,046,571
Miscellaneous receivables                                                           155,843
Prepaid expenses                                                                    274,211
Due from related parties (Note 6)                                                   105,564
Other current assets                                                                568,666

Total current assets                                                             39,477,822



PROPERTY AND EQUIPMENT (Notes 1 and 7)
Furniture and equipment                                                           1,352,212
Automobile                                                                           99,047

                                                                                  1,451,259
Less accumulated depreciation and amortization                                      272,137

                                                                                  1,179,122


OTHER ASSETS
Property held for sale (Note 4)                                                     207,500
Deposits                                                                            167,229
Deferred tax asset (Notes 1 and 11)                                                 558,000

                                                                                    932,729

                                                                                $41,589,673





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       CFI Mortgage Inc. and Subsidiaries

                                December 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Warehouse finance facilities (Notes 3 and 9)                                              $35,463,034
Cash overdraft                                                                                264,409
Current maturities of long-term debt (Notes 3 and 7)                                          366,495
Accounts payable, accrued expenses and other
current liabilities (Note 8)                                                                3,477,063

Total current liabilities                                                                  39,571,001



LONG-TERM LIABILITIES
Long-term debt, less current maturities (Notes 3 and 7)                                       554,745
                                                                                         ------------

                                                                                           40,125,746

COMMITMENTS AND CONTINGENCIES (Note 9)



STOCKHOLDERS' EQUITY (Notes 1 and 12)
   Common Stock, $.01 par value; authorized,
     20,000,000; issued and outstanding,
     2,200,000 shares                                                                          22,000
   Preferred Stock, $.01 par value; authorized,
     10,000,000; issued and outstanding,
     2,060 shares                                                                                  21
   Additional paid-in capital                                                               6,992,430
   Retained earnings (deficit)                                                             (5,550,524)

                                                                                            1,463,927

                                                                                          $41,589,673






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1997 and 1996

                                                                           1997                      1996
                                                                     --------------              -------------

Revenues
Commissions and fees                                                   $  6,715,241              $7,566,764
Interest                                                                  1,552,023                 290,904
                                                                        -----------              -----------

                                                                          8,267,264               7,857,668
                                                                        -----------

Expenses
Selling                                                                   5,213,625               3,276,575
General and administrative                                                7,818,532               3,569,708
Interest                                                                  1,185,608                 549,648
Write-down of land and investment to fair
market value (Notes 1, 4 and 5)                                                                     150,511
                                                                        -----------              ----------

                                                                         14,217,765               7,546,442
                                                                        -----------              ----------

Net (loss) income before income tax credit                               (5,950,501)                311,226

Deferred income tax credit                                                  558,000
                                                                        -----------              ----------

NET (LOSS) INCOME                                                      $ (5,392,501)            $   311,226
                                                                        ============              ==========

Per share data, net loss per common share                                    $(3.11)
                                                                              =====


Pro forma information (unaudited) (Note 10)
Pro forma net income (unaudited)
Historical net income                                                                            $  311,226
Pro forma provision for income taxes                                                                109,989

Pro forma net income                                                                             $   201,237
                                                                                                  ==========

Pro forma per share data (unaudited)
Pro forma net income per share                                                                          $.17
                                                                                                         ===

Weighted average shares outstanding                                       1,783,250                1,200,000
                                                                          =========              ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       CFI Mortgage Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996

                                                                                                Additional   Retained
                                                        COMMON STOCK          PREFERRED STOCK     paid-in    earnings
                                                      SHARES     AMOUNT      SHARES     AMOUNT   CAPITAL    (DEFICIT)      TOTAL
                                                     --------   --------    -------    -------  ----------  ----------    ---------

Balance at January 1, 1996                            7,500     $  7,500                        $1,234,673  $  (144,025) $1,098,148
Net income for the year ended December 31, 1996                                                                 311,226     311,226
                                                     ------     --------                        ----------  -----------  ----------
Balance at December 31, 1996                          7,500        7,500                         1,234,673      167,201   1,409,374

Distribution of investment in 430 Carroll
   Street, Inc. to stockholders at March 26,
   1997 (Note 5)                                                                                               (175,224)   (175,224)
   Exchange of shares of CFI Mortgage Corp.
   for shares of CFI Mortgage Inc.                1,192,500        4,500                            (4,500)
   Issuance of common stock on May 27,
   1997 as a result of a public offering less
   expenses of the offering of $1,199,475         1,000,000       10,000                         3,790,525                3,800,525
   Issuance of preferred stock on December 3,
   1997 as a result of a private placement
   less expenses of the offering of $178,247                                 2,060        $21    1,821,732                1,821,753
   Accretion of preferred stock discount                                                           150,000     (150,000)
   Net loss for the year ended December 31, 1997                                                             (5,392,501) (5,392,501)
                                                     ------     --------                        ----------  -----------  ----------

   Balance at December 31, 1997                   2,200,000      $22,000     2,060        $21   $6,992,430  $(5,550,524) $1,463,927
                                                  =========      =======     =====        ===   ==========  ===========  ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1997 and 1996

                                                                                            1997                   1996
                                                                                        ----------               --------

Cash flows from operating activities
    Net (loss) income                                                                $  (5,392,501)            $ 311,226
                                                                                      ------------              --------
    Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities
         Depreciation and amortization                                                     181,681                34,444
         Provision for doubtful accounts                                                   432,000                72,957
         Provision for deferred tax credit                                                (558,000)
         Write-down of land and investment to fair market value                                                  150,511
         (Increase) decrease in assets and liabilities
           Interest receivable                                                            (621,751)
           Mortgage loans held for sale                                                (36,478,571)
           Other current assets                                                            313,921              (341,969)
           Miscellaneous receivables                                                       (54,375)             (103,638)
           Prepaid expenses                                                               (222,918)               16,486
           Deposits                                                                       (118,980)              (10,155)
           Accounts payable, accrued expenses and other current liabilities              3,021,061               (10,335)
                                                                                        -----------            -----------
                                                                                       (34,105,932)             (191,699)
                                                                                        -----------            -----------
         Net cash (used in) provided by operating activities                           (39,498,433)              119,527
                                                                                        -----------            -----------
         Cash flows from investing activities
    Expenditures for property and equipment                                               (594,893)             (121,693)
    Payments for related party receivable                                                  (92,615)
                                                                                        -----------            -----------
         Net cash used in investing activities                                            (687,508)             (121,693)
                                                                                        -----------            -----------
         Cash flows from financing activities
    Warehouse borrowings                                                                35,463,034

    Proceeds from issuance of common stock                                               3,920,525
    Proceeds from issuance of preferred stock                                            1,821,753
    Cash overdraft                                                                        (121,449)              385,858
    Proceeds from long-term debt                                                           377,839               179,584
    Payments for long-term debt                                                           (215,230)
    Decrease in due to officers                                                                                 (361,918)
    Payments for deferred offering costs                                                                        (120,000)
                                                                                        -----------            -----------
         Net cash provided by financing activities                                      41,246,472                83,524
                                                                                        -----------            -----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,060,531                81,358
         Cash and cash equivalents at beginning of year                                    644,685               563,327
                                                                                       -------------          ----------
         Cash and cash equivalents at end of year                                   $    1,705,216             $ 644,685
                                                                                       =============            ========

         Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Income taxes                                                                 $       - 0 -              $    - 0 -
       Interest                                                                      $   1,555,502             $ 910,975
                                                                                      ============              ========

       Supplemental schedules of noncash investing and financing activities:
    Dividend paid by transfer of investment in 430 Carroll Street, Inc.            $      175,224
                                                                                    =============
    Capital asset and lease obligation additions                                   $      579,047
                                                                                    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       CFI Mortgage Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     A.  ORGANIZATION

         Creative Industries, Inc. was incorporated in the State of Florida in April 1989, and operates as a licensed mortgage lender. In October 1990, the Corporation's name was changed to Creative Financing, Inc. and on May 24, 1995 the Corporation's name was changed to CFI Mortgage, Corporation ("CFI Mortgage"). CFI Mortgage Inc. ("CFI") was incorporated in Delaware on March 18, 1997. Immediately prior to the initial public offering (see Note 12), the existing stockholders of CFI Mortgage contributed all of their shares of CFI Mortgage common stock to CFI in exchange for 1,200,000 shares of common stock of CFI. Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC") and Direct Mortgage Partners Inc. ("DMP"), CFI is engaged in originating, purchasing and selling loans secured primarily by first mortgages on one- to four- residential properties and purchasing and selling servicing rights associated with such loans. The loans are both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP). Significant intercompany accounts and transactions have been eliminated in consolidation.

     B.  GEOGRAPHIC CONCENTRATION

         BDMC is approved by the U.S. Department of Housing and Urban Development/Federal Housing Administration ("FHA") as a nonsupervised mortgagee. Both BDMC and DMP are licensed and registered in approximately 19 states, primarily in the southern United States, as mortgage lenders with approximately 16 branch offices. Approximately 91%, or $234,747,000, of loans were originated and/or sold in the State of Florida. Consequently, CFI's results of operations and financial condition are affected by general trends in the Florida economy and its residential real estate market.

     C.  REVENUE RECOGNITION

         MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale in the course of business are stated at the lower of cost or market which approximates fair value (see Note 3). Management has established a reserve allowance of $450,000 at December 31, 1997 for potential losses on a loan-by-loan basis.

         GAIN ON SALE

         The gain or loss on sales of mortgage loans to investors is recognized upon purchase of the loan by the investor. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which was effective for transactions occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 on January 1, 1997, did not have a material effect on the Company's financial statements.

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE 1 (CONTINUED)



         ORIGINATION FEES

         CFI accounts for origination fee income on mortgages held for sale in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income be recognized over the life of the loan.

     D.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

         CFI invests its cash in high-quality financial institutions, which at times may be in excess of Federal Deposit Insurance Corporation insurance limits. CFI has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     E.  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. CFI's policy is to provide for depreciation and amortization over their estimated useful lives ranging between three to seven years as a charge to operations at accelerated rates. Expenditures for maintenance, repairs and minor renewals are charged to operations; expenditures for betterments are charged to the property accounts. Upon retirement or other disposition of property and equipment, the carrying value and related accumulated depreciation and amortization are removed from the accounts.

     F.  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     G.  INCOME TAXES

         The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount to be realized.

     H.  EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE 1 (CONTINUED)

         common stockholders less $150,000 for discount accretion (see Note 12) by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if preferred stock contracts, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS 128 for the year ended December 31, 1997.

         Since the effect of outstanding options, warrant and preferred stock conversions is antidilutive, it has been excluded from the computation of earnings (loss) per common share.

     I.  RECLASSIFICATION

         Certain revenues and expenses for 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2 - INTEREST RECEIVABLE

     Interest earned on mortgages held for sale from origination to date of sale is recognized as earned. Interest receivable of $621,751 at December 31, 1997 represents interest earned on mortgages held for sale.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments as of December 31, 1997 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts. The amounts listed below as of December 31, 1997 are in thousands.

                                            Carrying                Estimated
                                             AMOUNT                  FAIR VALUE


    Assets
        Mortgage loans held for sale        $ 36,047                $ 37,998

    Liabilities
        Warehouse finance facilities        $ 35,463                $  35,463
        Long-term debt                      $    921              $       921


     The fair value estimates as of December 31, 1997 are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by the Company in estimating fair values.

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



     MORTGAGE LOANS HELD FOR SALE - Fair value is estimated using the quoted market prices from investors and commitments to purchase loans on a non-servicing basis.

     WAREHOUSE FINANCE FACILITIES AND LONG TERM-DEBT - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

NOTE 4 - PROPERTY HELD FOR SALE

     CFI acquired a parcel of land in Florida which it intended to develop. As the cost of the land exceeded its fair value of $207,500 by $45,735, the statement of operations for 1996 reflects a charge of $45,735 to reflect the asset's fair value at December 31, 1996.

NOTE 5 - INVESTMENT IN 430 CARROLL STREET, INC.

     In 1992, CFI Mortgage issued 5,000 shares of its common stock in exchange for 40% of the capital stock of 430 Carroll Street, Inc., a land holding corporation which was owned by the CEO of CFI Mortgage. The basis of the 40% interest is $280,000. In December 1996, management determined to divest itself of this investment. In February 1997, an appraisal of the corporation's land revealed that CFI's investment had been impaired and the investment's fair market value was $175,224. The accompanying financial statements reflect a charge to operations of $104,776 in 1996 to record the investment at its appraised fair market value at December 31, 1996.

     On February 1, 1997, the Board of Directors approved a dividend of CFI's undistributed Subchapter S earnings in the amount of $175,224, which was paid through the transfer of title of this 40% stock interest to certain stockholders.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In February 1996, the Company acquired a 49% interest for $5,000 in a corporation which performed title searches for the Company. An officer of the Company effectively owns 25% of this affiliate. The Company paid fees of $20,000 in 1996 to this entity. The Company's $5,000 investment was charged to operations in 1996. Such fees were regulated by the State of Florida Office of Insurance Commission. Another officer of the Company acquired a 49% interest in a corporation in 1996 which performed $82,500 of appraisal services for the Company in 1996. In January 1997, both of these entities ceased operations.

     The Company has made advances to three officers aggregating approximately $83,000 as of December 31, 1997. The advances are noninterest-bearing and are due on demand and included in due from related parties.

NOTE 7 - LONG-TERM DEBT

     In 1997, CFI acquired certain property and equipment assets partially financed through various bank notes. The notes are collateralized by the equipment purchased. The Company also leases certain office equipment under various capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases. At December 31, 1997, the balances payable under the notes and leases are as follows:

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



Bank notes payable in equal monthly installments
    of $4,310; interest rates ranging from 6.875% to 11%.          $175,526
    Various capitalized lease obligations                           545,714
                                                                   -------

                                                                    721,240
    Less portion payable in one year                                166,495
                                                                   -------

    Long-term debt payable                                         $554,745


     Annual maturities of long-term debt are as follows:

               1998                                    $166,495
               1999                                     184,201
               2000                                     164,901
               2001                                      81,631
               2002                                      83,088
               Thereafter                                40,924
                                                       --------

                                                       $721,240


     In addition, included in current maturities of long-term debt is a bank note payable of $200,000 bearing interest at the bank's prime rate plus 1% and is due on demand. The note is collateralized by certain mortgages held for sale, aggregating $252,000.

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
                 OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities at December 31, 1997 are comprised of the following:

Accrued expenses                                          $   803,531
Accounts payable                                              572,645
Accrued interest                                              800,190
Accrued commissions and payroll                               708,375
Other                                                         592,322
                                                           ----------

                                                           $3,477,063



NOTE 9 - COMMITMENTS, CONTINGENCIES AND REVENUE FROM
                  MAJOR CUSTOMER

     A.  WAREHOUSE LINES OF CREDIT

          CFI has warehouse lines of credit from two financial institutions aggregating $100,000,000 which were entered into in June and November 1997 and expire one year from their inception. The warehouse lines of credit are used for short-term financing of mortgages held for sale and are collateralized by the underlying mortgages held for sale. At December 31, 1997, CFI had outstanding borrowings of $9,428,971 and $26,034,063 under these agreements. Interest on the outstanding borrowings is based upon the Federal funds rate and LIBOR rate, respectively, plus .5 % to 3 %, (approximately 7.5 % at December 31,
          1997) and interest expense was $565,798 and $171,426, respectively, pursuant to these agreements for the year ended December 31, 1997. CFI has violated certain covenants in these agreements including net equity, cash

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



         flows and certain ratios. CFI has obtained waivers for these violations from the two financial institutions through April 30, 1998.

         The financial institutions expect to renew these lines under terms which the Company can reasonably meet over the next year. In addition, the Company has in place available unused financing sources which management believes are adequate to operate the business at current levels of operations for the next year.

     B.  MORTGAGE PURCHASE AGREEMENTS AND REVOLVING PURCHASE FACILITIES

         In its normal course of business, CFI has entered into various mortgage purchase agreements and two revolving purchase agreements with various banks and investors. Under these mortgage purchase agreements, the banks and investors purchase mortgages held for sale from CFI without recourse.

         Under the revolving repurchase agreements, CFI sells mortgage loans, subject to certain warranties as defined, to two financial institutions that have a takeout commitment from an investor. The mortgage loans that CFI has sold to these financial institutions which have yet to be closed with the investor by December 31, 1997 were $14,407,489 and $4,463,625, respectively, at December 31, 1997. In addition, CFI earns an additional 150 basis points when the loans close with the investor. This broker fee is recorded as revenue upon closing with the investor.

         Included in commissions and fees revenue is approximately $2,239,000 (27% total revenue) earned from one of the financial institutions with a revolving purchase agreement with the Company.

     C.  LEASES

         CFI leases its corporate headquarters, loan office facilities and certain office equipment under various operating leases. The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations in 1997 and 1996 was $651,374 and $403,786, respectively, and $220,032 and $162,894, respectively, for equipment leases.

         Minimum future rental payments under noncancellable operating leases having remaining terms in excess of one year as of December 31, 1997 are as follows:

                                                                    Capitalized
                                                    Operating          lease
                                                     LEASES         OBLIGATIONS
Years ending December 31,
    1998                                         $1,331,201          $221,642
    1999                                          1,094,477           221,642
    2000                                            894,263           183,612
    2001                                            287,283            77,441
    2002                                             48,808            42,949

    Total minimum future payments                $3,656,032           747,286
                                                  =========
    Less amount representing interest                                 201,572
                                                                      -------

                                                                     $545,714
                                                                     ========

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



     D.  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

     E.  EMPLOYMENT CONTRACTS

         The Company has entered into several employment contracts with certain officers and employees which expire between 1998 and 2002.

NOTE 10 - SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     CFI Mortgage and its stockholders had elected S Corporation status for Federal income tax reporting purposes. Under this election, the individual stockholders reported all of the corporation's income and expenses on their personal income tax returns and were liable for all taxes thereon for the year ended December 31, 1996. Simultaneously with the exchange, CFI terminated its S Corporation status. The following gives pro forma effect to CFI's statements of operations for 1996 as if CFI and its stockholders had not elected S Corporation status for the year ended December 31, 1996.

Historical net income, as reported                             $311,226
Provision for income taxes                                      109,989

Pro forma net income                                           $201,237

The provision for income taxes is comprised of
    Current payable                                            $167,283
    Deferred                                                    (57,294)

                                                               $109,989


     In 1996, the deferred tax credit arises from the timing differences of the allowance for doubtful accounts and the write-downs in carrying values of the investment in 430 Carroll Street, Inc. and property held for sale.

     A reconciliation of the statutory income tax to pro forma effective rate at December 31, 1996 is as follows:

Federal statutory rate                                        34.0%
Nondeductible items                                            1.3

Effective tax rate                                            35.3%


     Pro forma net income per share (unaudited) was computed by using the weighted average number of shares outstanding during each period retroactively reflecting the exchange.

NOTE 11 - INCOME TAXES

     The Company and all of its subsidiaries file a consolidated Federal income tax return. Income tax expense is allocated pursuant to the separate tax return attributes of each subsidiary. The Company's deferred Federal and state income tax asset is comprised of a benefit of a net operating loss carryforward of approximately $6,000,000 which expires in 2018 and is based on the 37.5% net federal and state income tax rate currently in effect:

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



                                                        1997

Net operating loss carryforward                      $2,231,000

Valuation allowance                                  $1,673,000

Deferred tax asset                                   $  558,000
                                                     ==========


     For the year ended December 31, 1997, the Federal statutory tax rate and the Company's effective rate differ due to the valuation allowance on the deferred tax asset. Although the Company has incurred a tax loss in 1997, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with net operating loss carryforwards prior to their expiration. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

NOTE 12 - STOCKHOLDERS' EQUITY

     On May 30, 1997, CFI completed the initial public offering of 1,000,000 shares of its Common Stock at $5 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In connection with the offering, CFI granted the underwriter warrants to purchase 100,000 shares of Common Stock at an exercise price of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

     On December 3, 1997, CFI issued and sold 2,000 shares of 8% Convertible Preferred Stock, $.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deducting selling and other related expenses, aggregated $1,821,753. The Preferred Stock is convertible for two years into Common Shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date. The discount on the conversion price is accounted for as a charge against retained earnings and is amortized over the nonconvertible period. Included in the statement of changes in stockholders' equity for the year ended December 31, 1997 is a charge of $150,000 pursuant to the conversion discount. On March 3, 1998, 500 shares of the Preferred Stock, plus accrued interest of approximately $10,000 were converted into 105,467 of Common Shares.

     In connection with the preferred stock transaction, the Company granted warrants to purchase 240,000 shares of common stock at an exercise price of $8.50 per share. The warrants are exercisable until September 17, 2001. In addition, the Company issued 60 shares of Preferred Stock with identical terms as payment for fees for the private placement. The cost will be included in the net proceeds from the transaction and will be amortized over the nonconversion term.

NOTE 13 - STOCK OPTIONS

     The Company adopted a 1997 Stock Option Plan, effective May 27, 1997 whereby the Company may grant incentive and nonqualified options to eligible participants that vest in accordance with a vesting schedule, determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The 1997 Stock Option Plan provides for the issuance of options with a term of 10 years. All of the options have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted in fiscal 1997 vest 100% at the grant date or ratably over a period of two years beginning on the first anniversary of the date of grant. A summary of the Company's 1997 Stock Option Plan as of December 31, 1997, and changes during the year then ended are as follows:

                       CFI Mortgage, Inc. and Subsidiaries

                           December 31, 1997 and 1996



                                                   Option     Option price
                                                   SHARES         RANGE

Outstanding at beginning of year
    Granted                                        80,000      $5.00 - 9.81
    Exercised                                      -
    Forfeited                                           -
                                                   ------     -------------

    Outstanding at end of year                     80,000     $5.00 - 9.81
                                                   ======     ===========


     The number of options exercisable at December 31, 1997 was 70,000. The weighted-average fair value of options granted during 1997 was $7.39.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in fiscal 1997: a dividend yield of 0%; a risk-free interest rate range of 6.57% to 6.96%; an expected life of ten years for all grants; and a volatility range from 66% to 70%.

     Options outstanding as of December 31, 1997 are summarized below:

                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                              Weighted
                                               average       Weighted                       Weighted
                                              remaining      average                        average
         Ranges of            Number         contractual     exercise        Number         exercise
    EXERCISE PRICES         OUTSTANDING        LIFE           PRICE         EXERCISABLE      PRICE


    $5.00 to $  7.50          40,000           9.41           $5.00          40,000           $5.00
    $7.75 TO $10.00           40,000           9.42            9.78          30,000            9.81
     --------------           ------           ----            ----          ------            ----

    $5.00 to $10.00           80,000           9.80           $7.39          70,000           $7.06
     ==============           ======           ====            ====          ======            ====


     The Company applies APB Opinion 25 and related interpretations in accounting for the Plan.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net loss per common share for the year ended December 31, 1997 would approximate the amounts below:

                                                 AS REPORTED      PRO FORMA

Net loss plus discount accretion of $150,000    $(5,542,501)      $(5,961,135)

Net loss per common share                            $(3.11)           $(3.34)


     In February 1998, the Board of Directors approved a recommendation from the Company's Compensation Committee to amend the 1997 Stock Option Plan to allow for the issuance of up to 450,000 options. In addition, the Company has granted an additional 283,250 options during 1997 subject to the approval of the amendment to the 1997 Stock Option Plan by the Company's stockholders.

NOTE 14 - FOURTH QUARTER ADJUSTMENT (UNAUDITED)

     During the fourth quarter of 1997, the Company recorded an adjustment of $2,400,000 reversing revenues recognized in the third quarter of 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CFI MORTGAGE INC.


April 9, 1998                               By: /S/CHRISTOPHER C. CASTORO
                                            Christopher C. Castoro
                                            Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                         DATE

/S/VINCENT C. CASTORO
Vincent C. Castoro              Chairman of the Board           April 9, 1998
                                of Directors

/S/CHRISTOPHER C. CASTORO
Christopher C. Castoro          Chief Executive Officer         April 9, 1998
                                and Director

/S/ROBERT A. SIMM
Robert A. Simm                  Principal Accounting Officer    April 9, 1998

/S/VINCENT J. CASTORO
 Vincent J. Castoro             Vice-President and Director     April 9, 1998

/S/THOMAS J. HEALY
Thomas J. Healy                 Director                        April 9, 1998

/S/ROBERT J. THOMPSON
Robert J. Thompson              Director                        April 9, 1998

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER              DESCRIPTION                                          NUMBER

+3.1      Certificate of Incorporation of the Company

+3.2      Bylaws of the Company

+3.3      Specimen Common Stock certificate

++3.4 Certificate of Designation of the Series A Convertible Preferred Stock of the Company

+10.1 Loan Purchase Agreement dated April 21, 1994 between Creative Financing, Inc. and Crown Bank

+10.2 Loan Purchase Agreement dated March 16, 1995 between Creative Financing, Inc. and Equitable Trust Savings Bank

+10.3 Letter Agreement dated August 26, 1996 between First State Bank-Calvert Branch and Creative Financing, Inc.

+10.4 Mortgage Purchase Agreement dated April 3, 1996 between Lott State Bank-Marlin Branch and CFI Mortgage Corporation

+10.5 Mortgage Purchase Agreement dated September 29, 1994 between Southern Financial and CFI Mortgage Corporation

+10.6 Lease Modification Agreement dated October 4, 1995 between Brandywine Centre I Premium Partnership Ltd. ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Suite 370, Brandywine Centre I, 580 Village Boulevard, West Palm Beach, Florida

+10.7     Lease Agreement dated October 31, 1995 between Paul A. Zinter or Robin
          A. Zinter ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Bay A, 2014 SE Port St. Lucie Boulevard, St. Lucie, Florida 34952

+10.8 Lease Agreement dated March 9, 1994 between Hernat, Inc. ("Lessor") and Creative Financing, Inc. ("Lessor") for the premises known as 2200 South Front Street, Melbourne, Florida 32901

+10.9 Lease Agreement dated on or about January 31, 1995 between Brandywine Centre I Premium Partnership, Ltd. ("Lessor") and Creative Finance, Inc. ("Lessee") for the premises known as Suite 120, Brandywine Centre I, 580 Village Boulevard, West Palm Beach, Florida

+10.10 Office Lease effective March 15, 1996 between Massachusetts Mutual Life Insurance Company ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Trafalgar Plaza, Suite 210, 5310 N.W. 33rd Avenue, Fort Lauderdale, Florida 33309

+10.11 Lease Agreement dated December 29, 1995 between Nancy Green d/b/a Dadeland West Office Park ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Suite 200, 10661 North Kendall Drive, Suite 200, Miami, Florida

+10.12 Lease Agreement dated July 31, 1996 between Cynwyd Investments ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Space No. 450, 933 Building, 933 Lee Road, Orlando, Florida 32810

+10.13 Office Lease (Second Amendment) dated May 3, 1996 between Ted Glasrud Associates, Inc. ("Lessor") and Creative Financing, Inc. ("Lessee") for the premises known as 759 S. Federal Highway, #201m, Stuart, Florida 34994-2972

+10.14 Office Lease dated November 8, 1995 between RGI-Fairway Executive Center, Ltd. ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Fairway Executive Center Building, 455 Fairway Drive, Suite 101, Deerfield Beach, Florida 33441

+10.15 Lease effective February 1, 1996 between Wellcorp I, Inc. ("Lessor") and CFI Mortgage Corporation ("Lessee") for the premises known as Suite 103, 1300 Corporate Center Way, Wellington, Florida

+10.16 Sublease Agreement dated November 30, 1995 between Paulette Koch Real Estate, Inc. ("Overtenant") and CFI Mortgage Corporation ("Undertenant") for the premises known as a portion of Unite 328, Royal Poinciana Plaza, Palm Beach, Florida 33480

+10.17 Form of Tax Indemnification Agreement by and among CFI Mortgage Corporation and each of Vincent C. Castoro, Vincent J. Castoro, Christopher C. Castoro, as revised.

+10.18    Form of Contribution Agreement by and among CFI Mortgage Inc., Vincent
          J. Castoro, Christopher C. Castoro and CFI Mortgage Corporation, as revised

+10.19    CFI Mortgage Inc. 1997 Stock Option Plan, as revised

+10.21    Form of Employment Agreement between the Registrant and Vincent C.
          Castoro

+10.22    Form of Employment Agreement between the Registrant and Vincent J.
          Castoro

+10.23 Form of Employment Agreement between the Registrant and Christopher C. Castoro

+10.24 Promissory Note dated March 24, 1997 between First National Bank and Trust Company of the Treasure Coast and CFI Mortgage Corporation in the principal amount of $155,000

*10.25 Credit Agreement dated as of June 30, 1997, between CFI MORTGAGE CORPORATION (to be known as Bankers Direct Mortgage Corporation as of July 1, 1997), as Borrower, BANK ONE, TEXAS, N.A., as Administrative Agent, and CERTAIN LENDERS, as Lenders.

*10.26 Master Repurchase Agreement, dated as of November 17, 1997, between Nikko Financial Services, Inc., on behalf of itself and holders from time to time of interests in the Purchased Securities, as buyer, and Direct Mortgage Partners, as seller.

*10.27 Software License Agreement, dated the 30th day of October, 1997, between MBMS Incorporated, a New York corporation having a place of business at 95 John Muir Drive, Suite 106, Amherst, New York 14228, ("MBMS") and Bankers Direct Mortgage Corporation, a company having a place of business at, 580 Village Blvd., Suite 120, West Palm
         Beach, FL 33409.

*10.28 Form of Master Lease Agreement between Banc One Leasing Corporation, as Lessor, and Bankers Direct Mortgage Corporation, as Lessee.

*10.29 Form of Lease Agreement dated as of June 1994 by and between EASTPARK, a general partnership, as Landlord, and MARYLAND NATIONAL MORTGAGE CORPORATION, as Tenant [assumed by Bankers Direct Mortgage Corporation.]

*10.30 Lease Agreement dated as of October 20, 1997, between Laing Palisades, LLC, a Georgia limited liability company, as Landlord, and Direct Mortgage Partners, Inc., d/b/a Bankers Direct Mortgage Corporation, a corporation of the State of Delaware.

*10.31 Lease Agreement dated this 11th day of August, 1997, by and between PEARL PROPERTIES, LTD., a Florida Limited Partnership, of 1000
         North Dixie Highway, Suite A, West Palm Beach, Florida 33401, and BANKERS DIRECT MORTGAGE CORPORATION, 580 Village Blvd., Suite 120, West Palm beach, FL., 33409.

*21       Subsidiaries of the Company

*27       Financial Data Schedule

--------------
*    Filed herewith.
+ Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-6660) dated May 27, 1997.
++ Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-44691) dated January 22, 1998.