Form 10QSB
period 1998-03-31
CFI MORTGAGE INC
filed 1998-05-15
CIK 1036071

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                 ----------------------------------------------
                         Commission File Number: 0-22271
                 ----------------------------------------------

                               CFI MORTGAGE INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
            (State of jurisdiction of incorporation or organization)

                           580 VILLAGE BLVD, SUITE 120
                            WEST PALM BEACH, FL 33409
                     (Address of principal executive office)

                                   52-2023491
                      (IRS Employer Identification Number)

                                 (561) 687-1595
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.
                                   Yes X No __

The number of shares outstanding of each of the issuer's classes of common stock was 2,305,467 shares of common stock, par value $.01 per share, as of May 14, 1998.

Transitional Small Business Disclosures Format (Check One):

                                  Yes  No X

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (Unaudited)


                                    I N D E X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                        PAGE NO.


    Consolidated Balance Sheets as of March 31, 1998
         (Unaudited) and December 31, 1997 . . . . . . . . . . .    F-2 and F-3

    Unaudited Consolidated Statements of Operations For the
         Three Month Periods ended March 31, 1998 and 1997 . . .          F-4

    Unaudited Statements of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 1998. . . . . . . . . .         F-5

    Unaudited Statement of Cash Flows For the Three Month
         Periods Ended March 31, 1998 and 1997 . . . . . . . . .          F-6

    Notes to the Unaudited Consolidated Financial Statements .            F-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .   F-8 to F-


                           PART II - OTHER INFORMATION

     Item 1: Legal Proceedings . . . . . . . . . . . . . . . .            F-

     Item 2: Changes in Securities . . . . . . . . . . . . . .            F-

     Item 3: Defaults upon Senior Securities . . . . . . . . .            F-

     Item 4: Submission of Matters to a Vote of Security . . .            F-

     Item 5: Other Information . . . . . . . . . . . . . . . .            F-

     Item 6: Exhibits and Reports on Form 8-K. . . . . . . . .            F-

             Signatures . . . . . . . . . . . . . . . . . . .             F-

                       CFI Mortgage Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         1998                1997
                                                                                      (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                             $   757,397       $ 1,705,216
Interest receivable                                                                       712,741           621,751
Mortgage loans held for sale (net of allowance of $483,892 (unaudited) and
$450,000 respectively)                                                                 37,657,665        36,046,571
Miscellaneous receivables                                                                 137,575           155,843
Prepaid expenses                                                                          261,995           274,211
Due from related parties                                                                   99,805           105,564
Other current assets                                                                      696,808           568,666
                                                                                       ----------        -----------

Total current assets                                                                   40,323,986        39,477,822

PROPERTY AND EQUIPMENT
Furniture and equipment                                                                 1,586,343         1,352,212
Automobile                                                                                 99,047            99,047
                                                                                        ---------         ---------

                                                                                        1,685,390         1,451,259
Less accumulated depreciation and amortization                                            340,541           272,137
                                                                                       ----------         ---------

              Total property and equipment
                                                                                        1,344,849         1,179,122
                                                                                        ---------         ---------

OTHER ASSETS
Property held for sale                                                                    207,500           207,500
Deposits                                                                                  160,692
                                                                                                            167,229
Deferred tax asset
                                                                                          558,000           558,000
                                                                                          -------

              Total other assets
                                                                                          926,192           932,729
                                                                                          -------

                                                                                    $ 42, 595,027      $ 41,589,673
                                                                                     ============       ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                        CFI Mortgage Inc. and Subsidiaries

                                                    (Unaudited)


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       MARCH 31,        DECEMBER
                                                                         1998              31,
                                                                      (Unaudited)          1997
CURRENT LIABILITIES
     Warehouse finance facilities                                  $  36,758,165       $ 35,463,034
     Cash overdraft                                                      ------             264,409
     Current maturities of long-term debt                                380,123            366,495
     Accounts payable, accrued expenses and other
         current liabilities                                           3,267,454          3,477,063
                                                                       ---------          ---------
           Total current liabilities

                                                                      40,405,742         39,571,001
                                                                      ----------         ----------


           LONG-TERM LIABILITIES
     Long-term debt, less current maturities

                                                                         728,854            554,745
                                                                         -------            -------

           Total liabilities                                          41,134,596         40,125,746

           COMMITMENTS AND CONTINGENCIES


           STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized,
         20,000,000; issued and outstanding,
         2,305,467 shares                                                 23,055             22,000
     Peferred Stock, $.01 par value; authorized,
         10,000,000; issued and outstanding
         1,560 shares                                                         16                 21
     Additional paid-in capital
                                                                       7,141,380          6,992,430
     Retained earnings (deficit)
                                                                      (5,704,020)        (5,550,524)
                                                                     ------------        -----------

           Total stockholders' equity

                                                                       1,460,431          1,463,927
                                                                      ----------          ---------

                                                                    $ 42,595,027       $ 41,589,673
                                                                    ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                             For the Three
                                                                          Months Ended
                                                                              MARCH 31,
                                                                       1998              1997
Revenues
     Commissions and fees                                         $   4,647,661    $  1,513,125
     Interest                                                         1,313,409          21,092
                                                                     -----------       ---------

Total Revenues                                                        5,961,070       1,534,217
                                                                      ---------       ---------
Expenses
     Selling                                                          1,986,197         672,800
     General and administrative                                       2,911,067         913,852
     Interest                                                         1,037,302          42,547
                                                                      ---------       ---------
Total Expenses                                                       5,934,566       1,629,199

         Net income (loss) before income tax credit                      26,504         (94,982)

         Provision for income taxes                                 ------------     ------------

                  NET INCOME (LOSS)                               $      26,504     $   (94,982)
                                                                  =============     ===========

Basic EPS calculation

Net income                                                        $     26,504
Less: Preferred stock dividend                                         (30,000)
      Preferred stock discount                                        (150,000)
                                                                      --------
Income available for common stockholders                          $   (153,596)
                                                                  ============

  DATES                    SHARES            FRACTION OF         WEIGHTED
OUTSTANDING             OUTSTANDING            PERIOD       AVERAGE SHARES

January 1 - March 2      2,200,000               2/3            1,466,667
Issuance of common
  stock on March 3         105,467
                           -------
March 3 - March 31       2,305,467               1/3              768,489
                         =========                                 -------
Weighted-average shares                                         2,235,156
                                                                =========
         Basic loss per share                                $      (0.07)
                                                             ============

Pro forma information
     Pro forma net income
         Historical net income (loss)                                            $ (94,982)
         Pro forma provision (credit) for income taxes                             (31,309)

              Pro forma net income (loss)                                        $ (63,673)

Pro forma per share data
     Pro forma net income (loss) per share                                       $   (0.05)

     Weighted average shares outstanding                        2,235,156         1,200,000
                                                                =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       CFI Mortgage Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1998

                                   (Unaudited)



                                                                                           Additional      Retained
                                             COMMON STOCK           Preferred Stock         Paid-in        Earnings
                                         SHARES        Amount     Shares      Amount      Capital        (Deficit)      Total
                                         ------        ------     ------      ------      ---------      ---------      ------

Balance at December 31, 1997             2,200,000     $ 22,000    2,060      $   21     $ 6,992,430     $ (5,550,524) $ 1,463,927

Accretion of preferred stock
discount                                                                                     150,000         (150,000)
Conversion of  preferred
stock on March 3, 1998                     105,467        1,055     (500)         (5)         (1,050)

Preferred Stock Dividends                                                                                     (30,000)      (30,000)

Net income for the three
months ended March 31, 1998                                                                                    26,504       26,504
                                        ------------   ----------   --------  -------     ------------   -------------  -----------

Balance at March 31, 1998                2,305,467     $  23,055    1,560     $   16     $ 7,141,380     $ (5,704,020)  $1,460,431
                                           =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the Three
                                                                                Months Ended
                                                                                  March 31,
                                                                     -----------------------------------
                                                                     -----------------------------------
                                                                           1998              1997
                                                                          -----              -----

Cash flows from operating activities:
     Net income (loss)                                               $    26,504            $  (94,982)
                                                                     -----------            ----------

     Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Depreciation and amortization                                    68,404                10,651
         Provision for doubtful accounts                                  53,084                ------
         (Increase) decrease in operating assets:
           Interest receivable                                           (90,990)               90,866
           Mortgage loans held for sale
                                                                      (1,664,178)               ------
           Miscellaneous receivables                                      18,268               (20,592)
           Prepaid expenses                                               12,216                32,439
           Other current assets                                         (128,143)               ------
           Deposits                                                        6,538                 1,779
         Increase (decrease) in operating liabilities:
           Accounts payable, accrued expenses and other current
           liabilities                                                  (239,609)             (265,697)
                                                                      -----------             ---------
                                                                      (1,964,410)              150,554
                                                                      -----------             ---------
         Net cash used in operating activities                        (1,937,906)              (245,536)

         Cash flows from investing activities
     Expenditures for property and equipment                            (189,131)               (7,907)
     Proceeds (payments) for related party receivable                      5,759               (68,516)
                                                                           -----               -------
         Net cash used in investing activities                          (183,372)              (76,423)

     Cash flows from financing activities
         Warehouse borrowings                                          1,295,131
         Decrease in Cash overdraft                                     (264,409)              (96,167)
     Proceeds from long-term debt                                        261,155               155,000
     Payments for long-term debt                                        (118,418)             (139,348)
     Payments for deferred offering costs                                                      (25,000)
         Net cash provided by (used in) financing activities           1,173,459              (105,515)

         NET DECREASE IN CASH AND CASH EQUIVALENTS                      (947,819)             (427,474)
         Cash and cash equivalents at beginning of year                1,705,216               644,685
                                                                       ---------               -------
         Cash and cash equivalents at end of period                  $   757,397             $ 217,211
                                                                     ===========             =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Income taxes                                                $    - 0 -              $     - 0 -
                                                                     ===========             ===========
         Interest                                                    $   972,229             $  21,092
                                                                     ===========             =========

Supplemental schedules of non-cash investing and
   financing activities:
  Dividend paid by transfer of investment in 430 Carroll
     Street, Inc.                                                    $    - 0-               $ 175,224
                                                                     ===========             ===========
  Conversion of 500 shares of preferred stock to 105,467 shares
     of common stock                                                 $     -0-               $  -0-
                                                                     ===========             ===========
     Capital asset and lease obligation additions                    $    45,000             $    -0-
                                                                     ===========             ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)



NOTE 1 - GENERAL

     A.    Organization

     Creative Industries, Inc. was incorporated in the State of Florida in April 1989, and operates as a licensed mortgage lender. In October 1990, the Corporation's name was changed to Creative Financing, Inc. and on May 24, 1995 the Corporation's name was changed to CFI Mortgage Corporation ("CFI Mortgage"). CFI Mortgage Inc. ("CFI" or "Company") was incorporated in Delaware on March 18, 1997. Immediately prior to the Company's initial public offering on May 27, 1997, the existing stockholders of CFI Mortgage contributed all of their shares of CFI Mortgage common stock to CFI in exchange for 1,200,000 shares of CFI common stock.


     B.    Business

     Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC") and Direct Mortgage Partners Inc. ("DMP"), CFI is engaged in originating, purchasing and selling loans secured primarily by first mortgage on one to four unit residential properties and purchasing and selling servicing rights associated with such loans. The loans are both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP). Significant intercompany accounts and transactions have been eliminated in consolidation.

     C.    Geographic Concentration

     BDMC is approved by the U.S. Department of Housing and Urban Development/Federal Housing Administration ("FHA") as a nonsupervised mortgagee, by the Veteran's Administration as a VA Automatic Lender and an approved FNMA Seller / Servicer. BDMC is licensed and registered to do business in 24 states with licensing in process in an additional 10 states. DMP operates through its nine regional offices. A reduction in geographic concentration occurred in the first quarter of 1998 with Florida production accounting for only 54.3% of total BDMC and DMP loan production as compared to 100% Florida production during the first quarter of 1997. While CFI's results of operations and financial condition remain sensitive to general trends in the Florida economy and its residential real estate market, this dependency is being reduced to a more acceptable level of risk.

     D.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 -   LONG TERM DEBT

     In 1997, CFI acquired certain property and equipment assets partially financed through various bank notes. The equipment purchased collateralized the notes. The Company also leases certain office equipment under various capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases. At March 31, 1998, the balances payable under the notes and leases are as follows:

     Bank notes payable in equal monthly installments
     of $4,310; interest rates ranging from 6.875% to 11%         $166,511

     Various capitalized lease obligations                         802,466

                                                                   968,977
     Less portion payable in one year                              240,123

     Long-term debt payable                                       $728,854

     Annual maturities of long-term debt are as follows:



                  Remainder                                 177,505
                    of 1998
                       1999                                 261,936
                       2000                                 252,633
                       2001                                 139,568
                       2002                                  56,855
                 Thereafter                                  80,478
                                                            968,975


     In addition, included in current maturities of long-term debt is a bank note payable of $200,000 bearing interest at the bank's prime rate plus 1% and is due on demand. The note is collateralized by certain mortgage held for sale, aggregating $195,711.

NOTE 3 -          RELATED PARTY TRANSACTIONS

     In February 1996, the company acquired a 49% interest for $5,000 in a corporation that performed title searches for the Company. An officer of the company effectively owns 25% of this affiliate. The company paid fees of $20,000 in 1996 to this entity. The company's $5,000 investment was charged to operations in 1996. Such fees were regulated by the State of Florida Office of Insurance Commission. Another officer of the Company acquired a 49% interest in a corporation in 1996 that performed $82,500 of appraisal services for the Company in 1996. In January 1997, both of these entities ceased operations.

     The Company has made advances to three officers aggregating approximately $83,000 as of December 31, 1997. An additional $4,671 was advanced in the first quarter ended March 31, 1998. The advances are noninterest bearing and are due on demand and included in due from related parties.

NOTE 4 - COMMITMENTS, CONTINGENICES AND REVENUE FROM MAJOR
CUSTOMER

     a.)  Warehouse lines of credit

     Warehouse lines of credit are used for short-term financing of mortgages held for sale and are collateralized by the underlying mortgages held for sale. CFI has warehouse lines of credit from two financial institutions aggregating $100 million at March 31, 1998. At March 31, 1998, the utilized and outstanding balance on these facilities totaled $36.8 million and carried interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points. Interest expense from utilization of these two facilities was $897,128 for the quarter ended March 31, 1998.

     At December 31, 1997 the Company was in violation of several financial covenants with its two warehouse lenders. Both lenders issued waivers of the default through April 30, 1998 and have been conducting ongoing negotiations as necessary to amend the warehouse borrowing agreements. The Company determined that it could operate at its current funding levels with lesser warehouse availability, so it requested and was granted a reduction to $25 million in one of these facilities subsequent to the end of the first quarter of 1998. That same lender subsequently extended the current borrowing arrangement until July 31, 1998 under new terms and conditions which are financially less favorable to the Company.

     The other warehouse lender continues to review the operations of the Company and consider an appropriate relationship structure from which to go forward. Although the original extension to April 30, 1998 has expired, the lender continues to advance funds to the Company as needed to fund its mortgage lending and purchase activity. Based on a verbal understanding between the Company and this lender made subsequent to the end of the first quarter, the Company has agreed not to draw down more than $35 million of the $50 million facility until such time as the new terms are finalized. This temporary limitation of borrowing ability is not expected to have an adverse effect on the Company's operations. Management believes that this facility will also be renewed and extended under terms that the Company can reasonably meet over the remainder of 1998.

     b.    Mortgage Purchase Agreements and Revolving Purchase
           Facilities

     In its normal course of business, CFI has entered into various mortgage purchase agreements and two revolving purchase agreements with various banks and investors. Under these mortgage purchase agreements, the banks and investors purchase mortgages held for sale from CFI without recourse.

     Under the revolving repurchase agreements, CFI sells mortgage loans, subject to certain warranties as defined, to two financial institutions that have a takeout commitment from an investor. The mortgage loans that CFI has sold to these financial institutions which are pending settlement with takeout investors at March 31, 1998 totaled $20,611,605. The sales price to the takeout investors carries an additional 150 basis points of profit that CFI will recognized when the loans close with the take out investor.

     c.    Leases

     CFI leases its corporate headquarters, loan office facilities and certain office equipment under various operating leases. The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations in the quarter ended March 31, 1998 was $277,203 while equipment rental and lease expenses during the same period was $81,773.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 1998 are as follows:

                                                               Capitalized
                                   Operating                      Lease
                                     LEASES                    OBLIGATIONS
Years ending December
31,
1998                             $1,072,118                     $265,232
1999                              1,176,592                      327,251
2000                                953,435                      287,221
2001                                292,213                      141,766
2002                                    682                       57,664
                                          0                            0

Total minimum future            $3,543,165                      1,079,134
                                ===========
payments
Less amount                                                      276,669
representing interest

                                                                 $802,465
    d.     Legal Proceedings

     The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

     e.    Employment Contracts

     The Company has entered into several employment contracts with certain officers and employees which expire between 1998 and 2002

NOTE 5 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     a) On May 30, 1997, CFI completed the initial public offering of 1,000,000 shares of its common stock at $5 per share. The net proceeds from the sale, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In connection with the offering, CFI granted the underwriter warrants to purchase 100,000 shares of common stock at an exercise price of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

     On December 3, 1997, CFI issued and sold 2,000 shares of 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deduction selling and other related expenses, aggregated $1,821,753. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date. The discount on the conversion price, which was $300,000, is accounted for as a charge against retained earnings and is amortized over the nonconvertible period. Included in the statement of changes in stockholders equity are charges of $150,000 in the year ended December 31, 1997 and $150,000 in the quarter ended March 31, 1998 pursuant to the conversion discount. On March 3, 1998, 500 shares of the preferred stock, plus accrued interest of approximately $10,000 were converted into 105,467 of common shares.

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

     b.) Earnings per share (EPS) have been presented on a non-dilutive basis. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the effect of outstanding warrants, options and preferred stock conversion is antidilutive, it has been excluded from the computation of EPS.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RUSULTS OF OPERATIONS.

     FORWARD LOOKING STATEMENTS

     Certain of the matters discussed in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. GENERAL BUSINESS

     CFI Mortgage Inc. is a rapidly growing mortgage banker engaged in originating, purchasing and selling conventional, government insured and sub prime (B/C) loans on one to four family residential units through its wholly-owned subsidiaries, Bankers Direct Mortgage Corporation and Direct Mortgage Partners, Inc. CFI common shares are traded on the NASDAQ small cap market system under the symbol CFIM.

     Management has concentrated on the development of the wholesale production offices opened by Direct Mortgage Partners in 1997 while opening new offices in Plantation, Florida and Irvine, California. Closings for DMP in the first quarter totaled $60 million. BDMC opened an additional retail office in Lakewood, Colorado. BDMC has also concentrated on internal development of the existing offices through the hiring of quality loan officers. BDMC's production increased from $38.9 million in the first quarter of 1997 to $57 million in the fist quarter of 1998.

     With the increased production, support operations have expanded to effectively handle the workload. Headcount increased from 236 at December 31, 1997 to 282 at March 31, 1998, primarily as the result of adding sales personnel and production support staff in the Company's expanding branch network. The 282 employees consisted of 62 commissioned sales personnel and 220 production support and administrative personnel.

     COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND 1997

     The primary source of the Company's revenue is from activities related to providing homeowner financing solutions though either Bankers Direct Mortgage, the Company's retail conforming and government insured mortgage banking subsidiary, Direct Mortgage Partners, the Company's wholesale sub prime lending subsidiary, or by brokering loans to other lenders who provide a competitive product for the particular type of loan required.

     During the quarter ended March 31, 1998 total lending volume was $117 million with 47.9% from BDMC, 47.5% from DMP and 4.6% brokered to other lenders. During the quarter ended March 31, 1997, total lending volume was $38.9 million with 77.1% from BDMC, 0% from DMP and 22.9% brokered to other lenders. Sub prime lending activity from DMP can generate profit margins nearly twice that of BDMC's conforming and government retail production. For that reason management has focused on increasing DMP funding activity. The increase from 0% of the total funding volume during the quarter ended March 31, 1997 to 47.5% of funding volume during the quarter ended March 31, 1998 indicates a very positive trend related to DMP's contribution to company profitability.

     REVENUES

     The Company's revenues, including interest income, were $5,961,070 for the quarter ended March 31, 1998, which represents an increase of 289% or $4,426,853 from the quarter ended March 31, 1997 revenues of $1,534,217. This dramatic increase in revenues is reflective of several factors.

     The first factor impacting improved revenue levels involved loan sales activity, both in terms of the balance of loans sold and of the product mix between conforming / government and sub prime. The majority of revenue from the Company's business activity is recorded upon sale of the loans it has originated to third party investors. In the quarter ended March 31, 1998, total loan sales were $110 million vs. only $45 million during the same quarter last year for an increase of 144%. Additionally, there were no sub prime loan sales during the quarter ended March 31, 1997 while current year same quarter sales of sub prime loans reached $54 million. Sub prime loans carry profit margins that can be more than twice the profit margins of conforming / government loans which further amplified the effect of increased sales activity.

     The other major factor responsible for the increase in revenues was interest income. The Company earns interest income on the loans it originates at the note interest rates from the time it funds the loan until the loan is sold to third party investors. Sub prime loans typically carry note interest rates that can be 2% to 4% higher than rates on conforming / government loans. Management successfully established warehouse borrowing facilities late in 1997 that allowed the Company the opportunity to hold loans longer before sale to an investor. As a result of the higher loan funding levels, longer holding period and higher note rates on the sub prime portion of the Company's portfolio, interest income increased from only $21,092 during the same quarter last year to $1,313,409 for the quarter ended March 31, 1998.

     EXPENSES

     Selling Expenses in the quarter ended March 31, 1998 were $1,986,197, which represents an increase of $1,313,197 from the same quarter last year. The higher level of Selling Expenses was related to the higher commission costs driven by the increase in total loans originated. As a percentage of loans originated, Selling Expenses were unchanged at 1.70% of loans originated for both the quarters ended March 31, 1998 and 1997.

     General and Administrative Expenses were $2,911,067 during the quarter ended March 31, 1998 which was an increase of $1,997,067 over the same quarter last year. Compensation related expenses, including temporary services, accounted for $1.4 million or 70% of this increase. The rapid growth in loan origination activity created an immediate need for administrative and operational staffing increases. Management believes that the staffing infrastructure currently in place is capable of supporting the Company's planned growth through the remainder of 1998 without further significant increases.

     The growth in branch locations and business volume resulted in increased occupancy and equipment related expenses. Occupancy costs in the quarter ended March 31, 1998 increased by $171,200 over the same quarter last year. Equipment related expenses of depreciation and leasing charges were up by $93,800 in the first quarter of 1998 over the same quarter in 1997. The occupancy and equipment related expense increases represented approximately 14% of the total G&A expense increases.

     General office expenses related to office supplies and postage costs were also higher in the first quarter of 1998 vs. the same quarter in 1997. This category of expenses was up by $101,300 and accounted for 10% of the total G&A increase. These expense increases are consistent with the added branch locations and overall increase in business activity.

     Professional service fees, primarily accounting and legal, were $60,800 higher in the first quarter of 1998 over the same quarter in 1997, and reflect the additional effort required to support the company's increased reporting activities as an SEC registrant in 1998. The Company was still a closely held "S" corporation during the first quarter of 1997, and so the Company needed much less support in the area of accounting and legal services at that time.

     The final significant increase in G&A expenses occurred in the area of loan loss provision, which was up $53,100 between first quarters of 1997 and 1998. The Company's higher lending activity coupled with the introduction of higher risk sub-prime loan originations required the establishment of a correspondingly higher reserve against potential loan losses.

     Interest Expense is primarily the cost of funds borrowed from warehouse lenders to fund the Company's loan originations during the holding period between funding and sale to an investor. During the quarter ended March 31, 1998, interest expense was $1,037,302, which was $994,755 higher than the same quarter last year. This increase was due to extending the holding period of loans while increasing the absolute size of loans being held in warehouse. Although interest expense increased significantly, net interest income (loss), which is the difference between interest income and interest expense, improved from a loss of $21,455 during the quarter ended March 31, 1997 to income of $276,107 during the same quarter in the current year, an improvement of $297,562.

     NET INCOME (LOSS)

     The Company generated net income before taxes of $26,504 in the quarter ended March 31, 1998 vs. a loss before taxes of $95,000 during the same quarter last year, an improvement of $121,504. While management is encouraged by the Company's improving earnings trend, the level of earnings during the first quarter of fiscal 1998 fell short of expectations.

     While sub prime sales of $53.7 million were only 2.5% short of the $55 million projected, shortfalls in sales execution resulted in much lower than anticipated profit margins on those sales. These shortfalls were due to pricing incentives offered as part of an incentive program to attract new broker relationships in new markets. Compounding the reduced profit margins were increased expenses associated with start up costs of DMP's high LTV second trust deed equity mortgage program implementation which was established in California sooner than originally planned. These new product channel will begin to generate revenues late in the second quarter of 1998.

     FINANCIAL CONDITION

     March 31, 1998 compared to December 31, 1997:

     Cash in banks, net of overdrafts, decreased $683,410 to $757,397 at March 31, 1998 from $1,440,807 at December 31, 1997. The net decrease resulted from a combination of an increase in mortgage loans held for sale, net of the corresponding warehouse borrowing; a decrease in accounts payable and accrued expenses, and capital expenditures. The overdraft at December 31, 1997 was fully funded in the first quarter.

     Mortgage loans held for sale totaled $37,657,665 at March 31, 1998 and relate directly to the warehouse finance facilities debt of $36,758,165. Each of these items increased less than 5% compared to their respective December 31, 1997 balances.

     Total Liabilities excluding warehouse debt decreased $286,281, a 6.14% decrease from the respective balance at December 31, 1997.

     CAPITAL EXPENDITURES, LIQUIDITY AND CAPITAL RESOURCES

     The Company's normal cash requirements are to fund its new loan production, to meet operating expenses, including sales and marketing activities, to satisfy accrued liabilities and accounts payable, to fund expansion of the branch network and to satisfy other liabilities as they become due.

     CASH FLOWS

     The Company experienced a decrease in cash and cash equivalents of $947,819 during the quarter ended March 31, 1998, compared to a decrease in cash of $427,474 during the same period last year.

     Net cash used in operating activities during the first quarter of 1998 was $1,937,906 vs. a net cash use of $245,536 during the same quarter in 1997. The single largest component of cash use in the current period was from Mortgage Loans held for sale, which increased by, and used cash of $1,664,178 during the first quarter of 1998.

     Net cash used in investing activities totaled $183,372 during the quarter ended March 31, 1998 as compared to the same quarter in 1997 when cash used in investing activities was $76,423.

     Net cash provided by financing activities totaled $1,173,459 during the quarter ended March 31, 1998 vs. net cash used by financing activities of $105,515 during the same quarter last year. The primary source of financing cash provided during the current year was from increased warehouse borrowings, which is consistent with higher loan balances being held for sale.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing cash requirements include the funding of (i) mortgage originations and purchases pending their sale, (ii) administrative and other operational expenses, and (iii) costs associated with equipment and facility expansion efforts. Historically, the Company has relied on a small group of warehouse lenders to fund its mortgage origination and purchase activity, while relying on a combination of Capital infusions and cash flow from operations for other cash needs.

     The Company uses a combination of loan purchase facilities and traditional warehouse lines with five different financial institutions. At March 31, 1998, the three purchase facilities aggregated to $41,000,000 and ranged in size from $2 million to $25 million. The utilized and outstanding portions of these purchase facilities at March 31, 1998 was $20,611,605 and they carried interest rates from 8.25% to the note rate on the underlying loan being sold.

     The aggregate warehouse facilities totaled $85 million, with $50 million from one institution and $35 million from the other. At March 31, 1998, the utilized and outstanding balance on these facilities totaled $36.8 million and carried interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points.

     At December 31, 1997 the Company was in violation of several financial covenants with its two warehouse lenders. Both lenders issued waivers of the default through April 30, 1998 and have been conducting ongoing negotiations as necessary to amend the warehouse borrowing agreements. The Company determined that it could operate at its current funding levels with lesser warehouse availability, so it requested and was granted a reduction to $25 million in one of these facilities subsequent to the end of the first quarter of 1998. That same lender subsequently extended the current borrowing arrangement until July 31, 1998 under new terms and conditions which are financially less favorable to the Company.

     The other warehouse lender continues to review the operations of the Company and consider an appropriate relationship structure from which to go forward. Although the original extension to April 30, 1998 has expired, the lender continues to advance funds to the Company as needed to fund its mortgage lending and purchase activity. Based on a verbal understanding between the Company and this lender made subsequent to the end of the first quarter, the Company has agreed not to draw down more than $35 million of the $50 million facility until such time as the new terms are finalized. This temporary limitation of borrowing ability is not expected to have an adverse effect on the Company's operations. Management believes that this facility will also be renewed and extended under terms that the Company can reasonably meet over the remainder of 1998.

     The Company did not raise any additional capital during the first quarter of 1998. However, the Company will need additional capital or subordinated debt in order to attract and retain new, lower cost borrowing relationships and to fund its continued expansion. Accordingly, management has been actively pursuing potential sources for an additional $2 million to $5 million capital / sub debt infusion in the second quarter. At this point management is considering three potential opportunities including a.) $1 million sub debt loan from a shareholder, b.) $1.7 million sub debt with certain preferred stock conversion features, and

     c.) $3 million sub debt with warrants.

     Management believes that cash from operating activities, together with this planned second quarter capital / sub debt infusion and existing borrowing relationships will be sufficient to fund the Company's expansion through the remainder of 1998. There can be no assurance that the Company will be able to obtain an additional capital / sub debt infusion in the second quarter or that existing borrowing relationships will remain in place on favorable terms. Accordingly, the Company may be limited in its ability to achieve its growth objectives if its cash needs are not be met by the sources indicated.

     CAPITAL EXPENDITURES

     Capital Expenditures in the first quarter totalling $234,131 which mainly consisted of $119,939 in computer equipment and $88,840 in computer software. These expenditures were attributed to system upgrades and new branch offices.

     RISK FACTORS

     The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

     A general economic slowdown.

     The unanticipated expenses of assimilating newly acquired business into the Company's business structure, as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

     Unpredictable delays or difficulties in development of new product programs.

     Rapid or unforeseen escalation of the cost of regulator compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoptions of new, or changes in accounting policies and practices and the application of such policies and practices.

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

     Increased competition within the company's markets.

     In addition to the risk factors discussed above, the mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Additionally, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancing tends to be less seasonal and more closely related to changes in interest rates.

     The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, cost, margins and profits are all influenced by a number of factors, as discussed above.

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

During the reporting period, the Company was not involved in any material legal proceedings. The Company was involved in routine litigation that is incidental to its business.

Item 2.       CHANGES IN SECURITES

During the quarter ended March 31, 1998, a total of 105,467 shares of the Company's common stock were issued and 500 shares of preferred stock were retired. The shares of common stock were issued when 500 shares of convertible preferred stock, plus accrued interest of approximately $10,000, were converted by the preferred stockholders on March 3, 1998 at a price of $4.836 per common share which represented 85% of the five day average bid prices immediately prior to the conversion date.

The following table sets forth the range of high, low and average closing prices per share of the Common Stock and total number of shares traded during the period since December 31, 1997.

                    Quarter        Quarter         Quarter      Monthly
                   HIGH/ASK        LOW/BID        CLOSE/AVG       Vol
PERIOD             --------        -------        ---------     -------

First Quarter      $ 10.00         $ 6.00         $   7.46    $   35, 825
Second Quarter     $ 14.56         $ 8.25         $  10.09    $   127,544
(through 5/13/98)


Item 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.           OTHER INFORMATION

Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

None.

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CFI MORTGAGE INC.
                                       (Registrant)


Date: May 15, 1998                      /s/  Vincent C. Castoro
                                        Vincent C. Castoro
                                        (CEO and Principal Executive Officer)


Date: May 15, 1998                     /s/   Vincent J. Castoro
                                          Vincent J. Castoro
                                          (President and Principal
                                           Administrative Officer)


Date: May 15, 1998                    /s/   Paul R. Garrigues
                                         Paul R. Garrigues
                                         (CFO and Principal Financial Officer)