Form 10QSB/A
period 1998-03-31
CFI MORTGAGE INC
filed 1998-07-09
CIK 1036071

FORM 10-QSB/A

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

     Item 4: Submission of Matters to a Vote of Security . . .            F-

     Item 5: Other Information . . . . . . . . . . . . . . . .            F-

     Item 6: Exhibits and Reports on Form 8-K. . . . . . . . .            F-

             Signatures . . . . . . . . . . . . . . . . . . .             F-

                       CFI Mortgage Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        MARCH 31,   DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                              $   757,397   $ 1,705,216
Interest receivable                                        712,741       621,751
Mortgage loans held for sale (net of allowance
  of $483,892 (unaudited) and $450,000 respectively)    37,277,275    36,046,571
Miscellaneous receivables                                  137,575       155,843
Prepaid expenses                                           261,995       274,211
Due from related parties                                    99,805       105,564
Other current assets                                       696,808       568,666
                                                       -----------   -----------

Total current assets                                   $39,943,596    39,477,822

PROPERTY AND EQUIPMENT
Furniture and equipment                                  1,586,343     1,352,212
Automobile                                                  99,047        99,047
                                                       -----------   -----------

                                                         1,685,390     1,451,259
Less accumulated depreciation and amortization             340,541       272,137
                                                       -----------   -----------

              Total property and equipment               1,344,849     1,179,122
                                                       -----------   -----------

OTHER ASSETS
Property held for sale                                     207,500       207,500
Deposits                                                   160,692       167,229
Deferred tax asset                                         558,000       558,000
                                                       -----------   -----------

              Total other assets                           926,192       932,729
                                                       -----------   -----------

                                                       $42,214,637   $41,589,673
                                                       ===========   ===========



The accompanying notes are an integral part of this statement.

                       CFI Mortgage Inc. and Subsidiaries

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31,     DECEMBER 31,
                                                       1998            1997
                                                    (Unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
     Warehouse finance facilities                  $ 36,758,165    $ 35,463,034
     Cash overdraft                                                     264,409
     Current maturities of long-term debt               380,123         366,495
     Accounts payable, accrued expenses and other
         current liabilities                          3,267,454       3,477,063
                                                   ------------    ------------
           Total current liabilities                 40,405,742      39,571,001
                                                   ------------    ------------


LONG-TERM LIABILITIES
     Long-term debt, less current maturities            728,854         554,745
                                                   ------------    ------------

           Total liabilities                         41,134,596      40,125,746

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized,
         20,000,000; issued and outstanding,
         2,305,467 shares                                23,055          22,000
     Peferred Stock, $.01 par value; authorized,
         10,000,000; issued and outstanding
         1,560 shares                                        16              21
     Additional paid-in capital                       7,141,380       6,992,430
     Retained earnings (deficit)                     (6,084,410)     (5,550,524)
                                                   ------------    ------------

           Total stockholders' equity                 1,080,041       1,463,927
                                                   ------------    ------------

                                                   $ 42,214,637    $ 41,589,673
                                                   ============    ============


The accompanying notes are an integral part of this statement.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                           For the Three
                                                            Months Ended
                                                              MARCH 31,
                                                              ---------
                                                        1998           1997
                                                     -----------    -----------
Revenues
     Commissions and fees                            $ 4,267,271    $ 1,513,125
     Interest                                          1,313,409         21,092
                                                     -----------    -----------

Total Revenues                                         5,580,680      1,534,217
                                                     -----------    -----------
Expenses
     Selling                                           1,986,197        672,800
     General and administrative                        2,911,067        913,852
     Interest                                          1,037,302         42,547
                                                     -----------    -----------
Total Expenses                                         5,934,566      1,629,199
                                                     -----------    -----------

         Net income (loss) before income tax credit     (353,886)       (94,982)

         Provision for income taxes                           --             --
                                                     -----------    -----------

                  NET INCOME (LOSS)                  $  (353,886)   $   (94,982)
                                                     ===========    ===========

Basic EPS calculation

Net income (loss)                                    $  (353,886)
Less: Preferred stock dividend                           (30,000)
      Preferred stock discount                          (150,000)
                                                     -----------
Income available for common stockholders             $  (533,886)
                                                     ===========

  Dates                   Shares       Fraction of      Weighted
Outstanding            Outstanding       Period      Average Shares
-----------            -----------     -----------   --------------

January 1 - March 2     2,200,000          2/3         1,466,667
Issuance of common
  stock on March 3        105,467
                         -------
March 3 - March 31      2,305,467          1/3           768,489
                        =========                      ---------
Weighted-average shares                                2,235,156
                                                       =========

         Basic loss per share                          $   (0.24)
                                                       =========

Pro forma information
     Pro forma net income
         Historical net income (loss)                               $   (94,982)
         Pro forma provision (credit) for income taxes                  (31,309)

              Pro forma net income (loss)                           $   (63,673)

Pro forma per share data
     Pro forma net income (loss) per share                          $     (0.05)

     Weighted average shares outstanding               2,235,156      1,200,000
                                                     ===========    ============


The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1998

                                   (Unaudited)



                                                                                          Additional      Retained
                                     Common Stock                 Preferred Stock           Paid-in       Earnings
                                 Shares         Amount         Shares         Amount        Capital       (Deficit)        Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997    2,200,000    $    22,000          2,060    $        21    $ 6,992,430    $(5,550,524)   $ 1,463,927

Accretion of preferred stock
  discount                                                                                    150,000       (150,000)
Conversion of  preferred
  stock on March 3, 1998          105,467          1,055           (500)            (5)        (1,050)

Preferred Stock Dividends                                                                                    (30,000)       (30,000)

Net income (loss) for the
  three months ended
  March 31, 1998                                                                                            (353,886)      (353,886)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at March 31, 1998       2,305,467    $    23,055          1,560    $        16    $ 7,141,380    $(6,084,410)   $ 1,080,041
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                For the Three
                                                                                Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                             1998           1997
                                                                         -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                   $ (353,886)    $   (94,982)
                                                                         -----------    -----------

     Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Depreciation and amortization                                        68,404         10,651
         Provision for doubtful accounts                                      53,084
         (Increase) decrease in operating assets:
           Interest receivable                                               (90,990)        90,866
           Mortgage loans held for sale                                   (1,283,788)
           Miscellaneous receivables                                          18,268        (20,592)
           Prepaid expenses                                                   12,216         32,439
           Other current assets                                             (128,143)
           Deposits                                                            6,538          1,779
         Increase (decrease) in operating liabilities:
           Accounts payable, accrued expenses and other current
             liabilities                                                    (239,609)      (265,697)
                                                                         -----------    -----------
                                                                          (1,584,020)       150,554
                                                                         -----------    -----------
         Net cash used in operating activities                            (1,937,906)      (245,536)

Cash flows from investing activities
     Expenditures for property and equipment                                (189,131)        (7,907)
     Proceeds (payments) for related party receivable                          5,759        (68,516)
                                                                         -----------    -----------
         Net cash used in investing activities                              (183,372)       (76,423)

Cash flows from financing activities
     Warehouse borrowings                                                  1,295,131
     Decrease in Cash overdraft                                             (264,409)       (96,167)
     Proceeds from long-term debt                                            261,155        155,000
     Payments for long-term debt                                            (118,418)      (139,348)
     Payments for deferred offering costs                                    (25,000)
         Net cash provided by (used in) financing activities               1,173,459       (105,515)

         NET DECREASE IN CASH AND CASH EQUIVALENTS                          (947,819)      (427,474)
         Cash and cash equivalents at beginning of year                    1,705,216        644,685
                                                                         -----------    -----------
         Cash and cash equivalents at end of period                      $   757,397    $   217,211
                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Income taxes                                                    $       -0-    $       -0-
                                                                         ===========    ===========
         Interest                                                        $   972,229    $    21,092
                                                                         ===========    ===========

Supplemental schedules of non-cash investing and financing activities:
     Dividend paid by transfer of investment in 430 Carroll
       Street, Inc.                                                      $       -0-    $   175,224
                                                                         ===========    ===========
  Conversion of 500 shares of preferred stock to 105,467 shares
     of common stock                                                     $       -0-    $       -0-
                                                                         ===========    ===========
     Capital asset and lease obligation additions                        $    45,000    $       -0-
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

     Bank notes payable in equal monthly installments
     of $4,310; interest rates ranging from 6.875% to 11%         $166,511

     Various capitalized lease obligations                         802,466

                                                                   968,977
     Less portion payable in one year                              240,123

     Long-term debt payable                                       $728,854

     Annual maturities of long-term debt are as follows:



          Remainder of 1998                                 177,505

                       1999                                 261,936
                       2000                                 252,633
                       2001                                 139,568
                       2002                                  56,855
                 Thereafter                                  80,478
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

     REVENUES

     The Company's revenues, including interest income, were $5,580,680 for the quarter ended March 31, 1998, which represents an increase of 263% or $4,046,463 from the quarter ended March 31, 1997 revenues of $1,534,217. This dramatic increase in revenues is reflective of several factors.

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

     NET INCOME (LOSS)

     The Company generated net loss before taxes of $353,886 in the quarter ended March 31, 1998 vs. a loss before taxes of $95,000 during the same quarter last year. The level of earnings during the first quarter of fiscal 1998 fell short of company expectations.

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

     Mortgage loans held for sale totaled $37,277,275 at March 31, 1998 and relate directly to the warehouse finance facilities debt of $36,758,165. Each of these items increased less than 5% compared to their respective December 31, 1997 balances.

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

     Net cash used in operating activities during the first quarter of 1998 was $1,937,906 vs. a net cash use of $245,536 during the same quarter in 1997. The single largest component of cash use in the current period was from Mortgage Loans held for sale, which increased by, and used cash of $1,283,788 during the first quarter of 1998.

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

                    Quarter        Quarter         Quarter      Monthly
                   HIGH/ASK        LOW/BID        CLOSE/AVG       Vol
PERIOD             --------        -------        ---------     -------

First Quarter      $10.00          $6.00          $ 7.46         35,825
Second Quarter     $14.56          $8.25          $10.09        127,544
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

                                     CFI MORTGAGE INC.
                                       (Registrant)


Date: May 15, 1998                   /s/ Vincent C. Castoro
                                     ----------------------
                                         Vincent C. Castoro
                                         (CEO and Principal Executive Officer)


Date: May 15, 1998                   /s/ Vincent J. Castoro
                                     ----------------------
                                         Vincent J. Castoro
                                         (President and Principal
                                          Administrative Officer)


Date: May 15, 1998                   /s/ Paul R. Garrigues
                                     ----------------------
                                         Paul R. Garrigues
                                         (CFO and Principal Financial Officer)