Form 10QSB
period 1998-06-30
CFI MORTGAGE INC
filed 1998-08-20
CIK 1036071

FORM 10-QSB

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                 ----------------------------------------------
                         Commission File Number: 0-22271
                 ----------------------------------------------

                               CFI MORTGAGE, INC.
             (Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.
                                  Yes _X_ No __

The number of shares outstanding of each of the issuer's classes of common stock was 2,305,467 shares of common stock, par value $.01 per share, as of August 18, 1998.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (Unaudited)


                                    I N D E X

                         PART I - FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
            December 31, 1997 .................................................. F-2 and F-3

         Unaudited Consolidated Statements of Operations For the Six Months
            Period ended June 30, 1998 and 1997 ................................     F-4

         Unaudited Consolidated Statement of Changes in Stockholders' Equity
            (Deficit) for the Six Months Ended June 30, 1998 ...................     F-5

         Unaudited Consolidated Statement of Cash Flows For the Six Months
            Ended June 30, 1998 and 1997 .......................................     F-6

         Notes to the Unaudited Consolidated Financial Statements ..............     F-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................................  F-8 to F-20


                           PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings ............................................     F-21

         Item 2:  Changes in Securities ........................................     F-21

         Item 3:  Defaults upon Senior Securities ..............................     F-21

         Item 4:  Submission of Matters to a Vote of Security Holders ..........     F-21

         Item 5:  Other Information ............................................     F-21

         Item 6:  Exhibits and Reports on Form 8-K .............................     F-21

                  Signatures ...................................................     F-21


                       CFI Mortgage Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        June 30,     December 31,
                                                                          1998           1997
                                                                       -----------   -----------
                                                                       (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                          $ 1,920,198   $ 1,705,216
    Interest receivable                                                    553,315       621,751
    Mortgage loans held for sale (net of allowance of $1,301,308 and
       $450,000 respectively)                                           36,351,398    36,046,571
    Miscellaneous receivables                                              142,210       155,843
    Prepaid expenses                                                       274,416       274,211
    Due from related parties                                                98,791       105,564
    Other current assets                                                   483,557       568,666
                                                                       -----------   -----------

         Total current assets                                           39,823,885    39,477,822


PROPERTY AND EQUIPMENT
    Furniture and equipment                                              1,842,996     1,352,212
    Automobile                                                              99,047        99,047
                                                                       -----------   -----------

                                                                         1,942,043     1,451,259
    Less accumulated depreciation and amortization                         431,289       272,137
                                                                       -----------   -----------

              Total property and equipment                               1,510,754     1,179,122
                                                                       -----------   -----------


OTHER ASSETS
    Property held for sale                                                 207,500       207,500
    Deposits                                                               246,673       167,229
    Deferred loan fees                                                     171,417            --
    Deferred tax asset                                                     558,000       558,000
                                                                       -----------   -----------

              Total other assets                                         1,183,590       932,729
                                                                       -----------   -----------

                                                                       $42,518,229   $41,589,673
                                                                       ===========   ===========



The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        June 30,      December 31,
                                                          1998           1997
                                                      ------------    ------------
                                                      (Unaudited)
CURRENT LIABILITIES
    Warehouse finance facilities                      $ 36,440,684    $ 35,463,034
    Cash overdraft                                              --         264,409
    Current maturities of long-term debt                   296,172         366,495
    Due to related parties                                  90,642              --
    Accounts payable, accrued expenses and other
       current liabilities                               4,988,375       3,477,063
                                                      ------------    ------------

         Total current liabilities                      41,815,873      39,571,001
                                                      ------------    ------------


LONG-TERM LIABILITIES
    Long-term debt, less current maturities              2,591,775         554,745
                                                      ------------    ------------

                Total liabilities                       44,407,648      40,125,746
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock, $.01 par value; authorized,
      20,000,000; issued and outstanding,
      2,305,467 shares                                      23,055          22,000
    Preferred Stock, $.01 par value; authorized,
      10,000,000; issued and outstanding 2,560 shares,
      voting, liquidation preferences $1,000 per share         26              21
    Additional paid-in capital                           8,141,370       6,992,430
    Retained earnings (deficit)                        (10,053,870)     (5,550,524)
                                                      ------------    ------------

               Total stockholders' equity (deficit)     (1,889,419)      1,463,927
                                                      ------------    ------------

                                                      $ 42,518,229    $ 41,589,673
                                                      ============    ============


The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    For the Six Months Ended           For the Three Months Ended
                                                                            June 30,                           June 30,
                                                                 ------------------------------      ------------------------------
                                                                     1998              1997              1998              1997
                                                                 ------------      ------------      ------------      ------------
Revenues
    Commissions and fees                                         $  7,780,679      $  3,209,425      $  3,513,408      $  1,696,300
    Interest                                                        2,121,716            54,469           808,308            33,377
                                                                 ------------      ------------      ------------      ------------
                                                                    9,902,395         3,263,894         4,321,716         1,729,677
                                                                 ------------      ------------      ------------      ------------

Expenses
    Selling                                                         4,474,189         1,744,301         2,487,992         1,071,501
    General and administrative                                      7,636,002         2,107,900         4,724,936         1,194,048
    Interest                                                        2,075,550            80,964         1,038,248            38,417
                                                                 ------------      ------------      ------------      ------------
                                                                   14,185,741         3,933,165         8,251,176         2,303,966
                                                                 ------------      ------------      ------------      ------------

         Net loss before income tax credit                         (4,283,346)         (669,271)       (3,929,460)         (574,289)

        Income tax credit
               Current                                                     --           (68,000)               --           (68,000)
               Deferred                                                    --           (22,000)               --           (22,000)
                                                                 ------------      ------------      ------------      ------------
                                                                           --           (90,000)               --           (90,000)
                                                                 ------------      ------------      ------------      ------------

                NET LOSS                                         $ (4,283,346)     $   (579,271)     $ (3,929,460)     $   (484,289)
                                                                 ============      ============      ============      ============

Basic EPS calculation
      Net income (loss)                                          $ (4,283,346)                       $ (3,929,460)

     Less:  Preferred stock dividend                                  (70,000)                            (40,000)
                Preferred stock discount                             (150,000)                                 --
                                                                 ------------                        ------------

            Income available for common stockholders             $ (4,503,346)                       $ (3,969,460)
                                                                 ============                        ============
                                                                     Weighted
 Dates Outstanding      Shares Outstanding    Fraction of Period  Average Shares
 -----------------      ------------------    ------------------  --------------
January 1 - March 2          2,200,000                 2/6            733,333
Issuance of common
 stock on March 3              105,467
                            ----------
 March 3 - June 30           2,305,467                 4/6          1,536,978
                            ----------                           ------------
Weighted-average shares                                             2,270,311                           2,305,467
                                                                 ============                        ============

            Basic loss per share                                 $      (1.98)                       $      (1.72)
                                                                 ============                        ============

Pro forma information
    Pro forma net income (loss)
       Historical net income (loss)                                                $   (579,271)                       $   (484,289)
       Pro forma provision (credit) for income taxes                                   (152,757)                           (122,433)
                                                                                   ------------                        ------------

         Pro forma net income (loss)                                               $   (426,514)                       $   (361,856)
                                                                                   ============                        ============

Pro forma per share data
    Pro forma net income (loss) per share                                          $       (.31)                       $     (0.24)
                                                                                   ============                        ============

Weighted-average shares outstanding                                                   1,366,667                           1,533,333
                                                                                   ============                        ============




The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     For the Six Months Ended June 30, 1998

                                   (Unaudited)

                                             Common Stock             Preferred Stock        Additional    Retained
                                      -------------------------   -----------------------     Paid-in      Earnings
                                         Shares        Amount       Shares       Amount       Capital     (Deficit)        Total
                                      -----------   -----------   ----------   ----------   ----------   ------------   -----------
Balance at December 31, 1997            2,200,000   $    22,000        2,060   $       21   $6,992,430   $ (5,550,524)  $ 1,463,927

Conversion of  preferred
  stock on March 3, 1998                  105,467         1,055         (500)          (5)      (1,050)

Issuance of preferred stock on
  June 30, 1998                                                        1,000           10      999,990                    1,000,000

Accretion of preferred stock discount                                                          150,000       (150,000)

Preferred stock dividends                                                                                     (70,000)      (70,000)

Net loss for the six months
  ended June 30, 1998                                                                                      (4,283,346)   (4,283,346)
                                      -----------   -----------   ----------   ----------   ----------   ------------   -----------
Balance at June 30, 1998                2,305,467   $    23,055        2,560   $       26   $8,141,370   $(10,053,870)  $(1,889,419)
                                      ===========   ===========   ==========   ==========   ==========   ============   ===========




The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                      June 30,
                                                                                             --------------------------
                                                                                                 1998           1997
                                                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                                        $(4,283,346)   $  (579,271)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Depreciation and amortization                                                           159,152         22,846
         Provision for doubtful accounts                                                         870,500
         Deferred and refundable income taxes                                                                   (90,000)
         (Increase) decrease in operating assets:
           Interest receivable                                                                    68,436        (38,756)
           Mortgage loans held for sale                                                       (1,175,327)
           Miscellaneous receivables                                                              13,633        (44,191)
           Prepaid expenses                                                                         (205)       (94,951)
           Other current assets                                                                   85,109
           Deposits                                                                              (79,444)       (19,143)
         Increase (decrease) in operating liabilities:
           Accounts payable, accrued expenses and other current liabilities                    1,441,312        242,746
                                                                                             -----------    -----------

                                                                                               1,383,166        (21,449)
                                                                                             -----------    -----------
         Net cash used in operating activities                                                (2,900,180)      (600,720)
Cash flows from investing activities
    Expenditures for property and equipment                                                     (160,720)      (334,865)
    Proceeds (payments) for related party receivable                                               6,773        (60,325)
                                                                                             -----------    -----------
         Net cash used in investing activities                                                  (153,947)      (395,190)
                                                                                             -----------    -----------
Cash flows from financing activities
    Warehouse borrowings                                                                         977,650
    Proceeds from issuance of common stock                                                                    4,049,460
    Proceeds from issuance of preferred stock                                                  1,000,000
    Decrease in cash overdraft                                                                  (264,409)      (161,534)
    Proceeds from related party payable                                                           90,642
    Proceeds from long-term debt                                                               1,961,156         46,344
    Payments for deferred loan fees                                                             (171,417)
    Payments for long-term debt                                                                 (324,513)       (24,875)
                                                                                             -----------    -----------
         Net cash provided by financing activities                                             3,269,109      3,909,395
                                                                                             -----------    -----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                                               214,982      2,913,485
Cash and cash equivalents at beginning of year                                                 1,705,216        644,685
                                                                                             -----------    -----------
Cash and cash equivalents at end of period                                                   $ 1,920,198    $ 3,558,170
                                                                                             ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Income taxes                                                                              $ - 0 -        $ - 0 -
                                                                                             ===========    ===========
       Interest                                                                              $ 2,405,261    $   102,827
                                                                                             ===========    ===========

Supplemental schedules of noncash investing and financing activities:
    Dividend paid by transfer of investment in 430 Carroll Street, Inc.                           $ - 0-    $   175,224
                                                                                             ===========    ===========
    Conversion of 500 shares of preferred stock into 105,467 shares of common stock                $ -0-          $ -0-
                                                                                             ===========    ===========

    Capital asset and lease obligation additions                                             $   330,064          $ -0-
                                                                                             ===========    ===========



The accompanying notes are an integral part of these statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)



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

B.   Business

     Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC") and Direct Mortgage Partners Inc. ("DMP"), CFI is engaged in originating, purchasing and selling loans secured primarily by first mortgage on one to four unit residential properties and purchasing and selling servicing rights associated with such loans. The loans are both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP). Significant inter-company accounts and transactions have been eliminated in consolidation.

C.   Geographic Concentration

     BDMC is approved by the U.S. Department of Housing and Urban Development/Federal Housing Administration ("FHA") as a non-supervised mortgagee, by the Veteran's Administration as a VA Automatic Lender and an approved FNMA Seller / Servicer. The Company is licensed and registered to do business in 23 states with licensing in process in an additional 6 states. DMP operates through its nine regional offices. The Company achieved it's goal of geographic diversification in the second quarter of 1998 with Florida production accounting for only 51.1 % of total BDMC and DMP loan production as compared to 98% Florida production during the second quarter of 1997. While CFI's results of operations and financial condition remain sensitive to general trends in the Florida economy and its residential real estate market, this dependency is being reduced to a more acceptable level of risk.

D.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - LONG TERM DEBT

     On May 18, 1998, the Company issued $1,700,000 principal amount of convertible debentures to a single investor. The investor is committed to purchase a further $500,000 principal amount of such debentures upon the effective date of a registration statement registering the underlying common stock. The debentures are due April 30, 2000, bear interest at a rate of 10% per annum (payable in cash or Common Stock at the option of the Company) and are convertible into shares of the Company's Common Stock at a conversion rate equal to the lesser of $9.625 or 85% of the lowest three-day average closing bid price of the Company's Common Stock during the fifteen day period ending on the day prior to conversion. Such conversion price shall be 80% of such market price for conversions subsequent to 240 days following the closing date of May 18, 1998. In addition, the holder may convert only up to one-third of the issue upon the effective date of the registration statement, and an additional one-third on each of the 30th and the 60th days after such date. In addition, the holder is limited to converting no more than 10% of the principal amount in any calendar week. The Company has the right to redeem the debentures at any time at a price of 115% of the principal amount, plus any accrued but unpaid interest. The debentures are subordinate to the Company's bank line and two warehouse line of credit agreements. The investor also received warrants to purchase 50,000 shares of the Company's Common Stock at a price of $8.75 per share. The foregoing securities were sold without registration in a transaction qualifying for exemption from registration afforded by
     Section 4(2) of the Securities Act.

     On August 19, 1998, subsequent to the report date, the entire convertible debenture was retired in exchange for the issuance of 1,700 shares of Series "C", 10% convertible preferred stock, $0.01 par value in a private placement on terms substantially identical to the original debenture. In connection with this issuance of Series "C" preferred stock, warrants to purchase 50,000 shares of the Company's Common stock at a price of $8.75 a share held by the debenture holder were surrendered in favor of new warrants to purchase 50,000 shares of the Company's Common stock at a price of $2.6563 per share, which was the closing market bid price on the effective date of the exchange.

     In 1997 and 1998, CFI acquired certain property and equipment assets partially financed through various bank notes. The equipment purchased collateralized the notes. The Company also leases certain office equipment under various capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases. At June 30, 1998, the balances payable under the notes and leases are as follows:

     10% convertible debentures                                 $1,700,000

     Bank notes payable in equal monthly installments
       of $3,856; interest rates ranging from 6.875% to 11%        158,438
     Various capitalized lease obligations                       1,029,509
                                                                ----------
                                                                 2,887,947
     Less portion payable in one year                              296,172
                                                                ----------
     Long-term debt payable                                     $2,591,775
                                                                ==========

     Annual maturities of long-term debt are as follows:

                       Remainder of 1998                           143,706
                                    1999                           318,259
                                    2000                         2,020,919
                                    2001                           192,884
                                    2002                           110,181
                              Thereafter                           101,998
                                                                 ---------
                                                                 2,887,947
                                                                 =========

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

     The Company has made advances to three officers aggregating approximately $83,000 as of December 31, 1997. During the second quarter of 1998, an additional advance was made to officers in the amount of $15,791 . The advances are noninterest bearing and are due on demand and included in due from related parties.

NOTE 4 - COMMITMENTS, CONTINGENICES AND REVENUE FROM MAJOR CUSTOMER

     a.)  Warehouse lines of credit

          Warehouse lines of credit are used for short-term financing of mortgages held for sale and are collateralized by the underlying mortgages held for sale. CFI has warehouse lines of credit from two financial institutions aggregating $ 75 million at June 30, 1998. At June 30, 1998, the utilized and outstanding balance on these facilities totaled $36.4 million and carried interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points. Interest expense from utilization of these two facilities was $1,741,458 for the six months ended June 30, 1998.

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

          The other warehouse lender continues to review the operations of the Company and consider an appropriate relationship structure from which to go forward. Although the original extension to April 30, 1998 has expired, the lender continues to advance funds to the Company as needed to fund its mortgage lending and purchase activity. Based on a verbal understanding between the Company and this lender made subsequent to the end of the first quarter, the Company has agreed not to draw down more than $35 million of the $50 million facility until such time as the new terms are finalized. This temporary limitation of borrowing ability is not expected to have an adverse effect on the Company's operations. Subsequent to the second quarter this warehouse lender has extended their committment to the Company through December 31, 1998.

     b.   Mortgage Purchase Agreements and Revolving Purchase Facilities

          In its normal course of business, CFI has entered into various mortgage purchase agreements and two revolving purchase agreements with various banks and investors. Under these mortgage purchase agreements, the banks and investors purchase mortgages held for sale from CFI without recourse.

          Under the revolving repurchase agreements, CFI sells mortgage loans, subject to certain warranties as defined, to two financial institutions that have a takeout commitment from an investor. The mortgage loans that CFI has sold to these financial institutions, which are pending settlement with takeout investors at June 30, 1998, totaled $24,184,927. The sales price to the takeout investors carries an additional 150 basis points of revenue that CFI will recognized when the loans close with the take out investor.

     c.   Leases

          CFI leases its corporate headquarters, loan office facilities and certain office equipment under various operating leases. The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations in the six months ended June 30, 1998 was $585,560 while equipment rental and lease expenses during the same period was $205,713 .

          Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1998 are as follows:

                                                                    Capitalized
                                               Operating               Lease
                                                 Leases             Obligations
                                               -----------          ----------
   Years ending December 31,
   Remainder of 1998                           $   747,367          $  212,748
   1999                                          1,285,515             425,493
   2000                                            868,528             385,463
   2001                                            218,965             212,723
   2002                                             98,802             119,534
   Thereafter                                           --              22,395
                                               -----------          ----------
   Total minimum future payments               $ 3,219,177           1,378,356
                                               ===========
   Less amount representing interest                                   348,847
                                                                    ----------
                                                                    $1,029,509
                                                                    ==========

     d.   Legal Proceedings

          The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

     e.   Employment Contracts

          The Company has entered into several employment contracts with certain officers and employees that expire between 1998 and 2002

NOTE 5 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     a.) On May 30, 1997, CFI completed the initial public offering of 1,000,000 shares of its common stock at $5 per share. The net proceeds from the sale, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In connection with the offering, CFI granted the underwriter warrants to purchase 100,000 shares of common stock at an exercise price of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

          On December 3, 1997, CFI issued and sold 2,000 shares of Series A 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deduction selling and other related expenses, aggregated $1,821,753. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date. The discount on the conversion price, which was $300,000, is accounted for as a charge against retained earnings and is amortized over the non-convertible period. Included in the statement of changes in stockholders equity are charges of $150,000 in the year ended December 31, 1997 and $150,000 in the quarter ended March 31, 1998 pursuant to the conversion discount. On March 3, 1998, 500 shares of the preferred stock, plus accrued interest of approximately $10,000 were converted into 105,467 of common shares.

          On June 30, 1998, CFI issued and sold 1,000 shares of Series B, 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deduction of selling and other related expenses, aggregated $905,000. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date, subject to a minimum floor conversion price of $5.00 per common share. The discount on the conversion price, which was $150,000, is accounted for as a charge against retained earnings and is amortized over the non-convertible period.

          There were additional conversions of preferred stock to common shares subsequent to the period end. On July 31, 1998, 500 shares of the Series B preferred stock plus accrued interest of $3,397 were converted into 100,679 shares of CFI common stock and on August 10, 1998, 560 shares of the Series A preferred stock plus accrued interest of $30,684 were converted into 224,736 shares of CFI common stock.

          In connection with the preferred stock transaction, the Company granted warrants to purchase 240,000 shares of common stock at an exercise price of $6.00 per share. The warrants are exercisable until September 17, 2001. In addition, the Company issued 60 shares of preferred stock with identical terms as payment for fees for the private placement. The cost will be included in the net proceeds from the transaction and will be amortized over the non-conversion term.

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

NOTE 6 - SUBSEQUENT EVENTS

     a.) Redemption of Convertible Subordinate Debenture in exchange for Convertible Preferred Stock. On May 18, 1998 the company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August 19, 1998 the company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd. The effect of this transaction on the Company's balance sheet will be to convert a $1.7 million debt to $1.7 million of equity, subject to certain discounts.

     b.) Convertible-Redeemable Preferred Stock Offering. In August 1998, the company entered into an agreement with Union Trading-Financial Limited for the placement of the Company's Convertible-Redeemable Preferred Stock. The Preferred Stock Units will be offered at $20 each and will be convertible into the Company's Common Stock at the rate of 3 preferred units to 4 shares of Common Stock.

          The offering is expected to generate net proceeds to the Company of up to $14 million by April 1999 at the rate of $1 million to $2 million per month. On August 19, 1998 the Company received three executed subscription agreements for $10.2 million and a confirmation of $3 million cash on deposit from Union Trading-Financial as the partial proceeds from these initial subscriptions. Timing of the receipt of the proceeds from this first tranche of this underwriting is uncertain, and accordingly delays in the receipt of these funds may limit the Company's ability to fund current operations or to achieve its growth objectives.

     c.) Unaudited Pro Forma Financial Information. The following is an unaudited pro forma condensed balance sheet for the Company as of June 30, 1998, which reflects the impact of the subsequent capital transactions described in Note 6 a.) and b.) above, as if they had closed on or before June 30, 1998.

                            CFI Mortgage Corporation
                        Pro Forma Condensed Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS

Current assets                                                     $ 42,652,468
Property and Equipment (net of accumulated
     accumulated depreciation and amortization)                       1,510,754
Other Assets                                                          1,183,590
                                                                   ------------
                                                                   $ 45,346,812
                                                                   ============

            LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities                                                $ 41,815,873
Long Term Liabilities                                                   891,775
                                                                   ------------
                                                                     42,707,648

Stockholder's equity
     Common Stock                                                        23,055
     Preferred Stock                                                         43
     Preferred Stock Subscribed (net of underwriter discounts)        3,000,000
     Additional Paid in Capital                                       9,669,936
     Retained earnings (deficit)                                    (10,053,870)
                                                                   ------------
                                                                      2,639,164
                                                                   ------------
                                                                   $ 45,346,812
                                                                   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RUSULTS OF OPERATIONS.

          Forward Looking Statements

          Certain of the matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, these forward-looking statements may involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

          General Business

          CFI Mortgage, Inc. is a mortgage banker engaged in originating, purchasing and selling conventional, government insured and sub prime (B/C) loans on one to four family residential units through its wholly-owned subsidiaries, Bankers Direct Mortgage Corporation and Direct Mortgage Partners, Inc. CFI common shares are traded on the NASDAQ small cap market system under the symbol CFIM.

          Management has concentrated on the development of the wholesale production offices opened by Direct Mortgage Partners in 1997 while opening new offices in Plantation, Florida, Parsippany, New Jersey and Portland, Oregon. Closings for DMP in the first six months of 1998 totaled $145 million. BDMC opened an additional retail office in Lakewood, Colorado. BDMC has also concentrated on internal development of the existing offices through the hiring of quality loan officers. BDMC's production increased from $97 million in the first six months of 1997 to $113 million in the comparable period for 1998.

          With the increased production, support operations have expanded to effectively handle the workload. Headcount increased from 236 at December 31, 1997 to 259 at June 30, 1998, primarily as the result of adding sales personnel and production support staff in the Company's expanding branch network. The 259 employees consisted of 70 commissioned sales personnel and 189 production support and administrative personnel.

          Comparison for the first six months Ended June 30, 1998 and 1997

          The primary source of the Company's revenue is from activities related to providing homeowner financing solutions through either Bankers Direct Mortgage, the Company's retail conforming and government insured mortgage banking subsidiary, Direct Mortgage Partners, the Company's wholesale sub prime lending subsidiary, or by brokering loans to other lenders who provide a competitive product for the particular type of loan required.

          During the six months ended June 30, 1998 total lending volume was $258 million with 32 % from BDMC, 56 % from DMP and 12 % brokered to other lenders. During the six months ended June 30, 1997, total lending volume was $97 million with 83.8 % from BDMC, 0% from DMP and 16.2% brokered to other lenders. Sub prime lending activity from DMP can generate profit margins nearly twice that of BDMC's conforming and government retail production. For that reason management has focused on increasing DMP funding activity. The increase from 0% of the total funding volume during the six months ended June 30, 1997 to 56% of funding volume during the comparable period in 1998 indicates a very positive trend related to DMP's contribution to company revenues.

          Revenues

          The Company's revenues, including interest income, were $9,902,395 for the six months ended June 30, 1998, which represents an increase of 203% or $6,638,501 from the six months ended June 30, 1997 revenues of $3,263,894 . This dramatic increase in revenues is reflective of several factors.

          The first factor impacting improved revenue levels involved loan sales activity, both in terms of the balance of loans sold and of the product mix between conforming / government and sub prime. The majority of revenue from the Company's business activity is recorded upon sale of the loans it has originated to third party investors. In the six months ended June 30, 1998, total loan sales were $253 million vs. only $97 million during the same six months last year for an increase of 161 %. Additionally, there were no sub prime loan sales during the six months ended June 30, 1997 while current year same six months sales of sub prime loans reached $135 million. Sub prime loans carry profit margins that can be more than twice the profit margins of conforming / government loans which further amplified the effect of increased sales activity.

          The other major factor responsible for the increase in revenues was interest income. The Company earns interest income on the loans it originates at the note interest rates from the time it funds the loan until the loan is sold to third party investors. Sub prime loans typically carry note interest rates that can be 2% to 4% higher than rates on conforming / government loans. Management successfully established warehouse borrowing facilities late in 1997 that allowed the Company the opportunity to hold loans longer before sale to an investor. As a result of the higher loan funding levels, longer holding period and higher note rates on the sub prime portion of the Company's portfolio, interest income increased from only $54,469 during the same six months last year to $2,121,716 for the six months ended June 30, 1998.

          Expenses

          Selling Expenses for the six months ended June 30, 1998 were $4,474,189, which represents an increase of $2,729,889 from the same six months last year. The higher level of Selling Expenses was related to the higher commission costs driven by the increase in total loans originated. As a percentage of loans originated, Selling Expenses had an insignificant increase of .01% of loans originated for the comparable six months period ended June 30, 1998 and 1997.

          General and Administrative Expenses were $7,636,002 during the six months ended June 30, 1998 which was an increase of $5,528,101 over the same comparable period last year. Compensation related expenses, including temporary services, accounted for $3 million or 57% of this increase. The rapid growth in loan origination activity created an immediate need for administrative and operational staffing increases. Management believes that the staffing infrastructure currently in place is capable of supporting the Company's planned growth through the remainder of 1998 without further significant increases.

          The growth in branch locations and business volume resulted in increased occupancy and equipment related expenses. Occupancy costs in the six months ended June 30, 1998 increased by $359,316 over the same comparable period last year. Equipment related expenses of depreciation and leasing charges were up by $261,319 in the first six months of 1998 over the same comparable period in 1997. The occupancy and equipment related expense increases represented approximately 11.8% of the total G&A expense increases.

          General office expenses related to office supplies and postage costs were also higher in the first six months of 1998 vs. the same comparable period in 1997. This category of expenses was up by $221,214 and accounted for 4.2 % of the total G&A increase. These expense increases are consistent with the added branch locations and overall increase in business activity.

          Professional service fees, primarily accounting and legal, were $470,383 higher in the first six months of 1998 over the same comparable period in 1997, and reflect the additional effort required to support the company's increased reporting activities as an SEC registrant in 1998. The Company was still a closely held "S" corporation during the first six months of 1997, and so the Company needed much less support in the area of accounting and legal services at that time.

          The final significant increase in G&A expenses occurred in the area of loan loss provision, which was up $872,500 between the first six months of 1997 and 1998. The Company's higher lending activity coupled with the introduction of higher risk sub-prime loan originations required the establishment of a correspondingly higher reserve against potential loan losses.

          Interest Expense is primarily the cost of funds borrowed from warehouse lenders to fund the Company's loan originations during the holding period between funding and sale to an investor. During the six months ended June 30, 1998, interest expense was $2,075,549, which was $1,994,585 higher than the same comparable period last year. This increase was due to extending the holding period of loans while increasing the absolute size of loans being held in warehouse. Although interest expense increased significantly, net interest income
          (loss), which is the difference between interest income and interest expense, improved from a loss of $26,395 during the six months ended June 30, 1997 to income of $47,167 during the same comparable period in the current year, an improvement of $73,562.

          Net Income (Loss)

          The Company generated a net loss before taxes of $4,283,346 in the six months ended June 30, 1998 vs. a loss before taxes of $669,272 during the same comparable period last year, an increase of $3,614,074. The operating losses experienced by the Company during the six months ended June 30, 1998 were significantly impacted by several non-recurring events, primarily during the second quarter. The most significant impact involved an increase in reserves for potential future loan losses of more than $800,000 which was recorded at the end of the second quarter. This reserve increase was due almost entirely to loans that the company funded between 1995 and 1997 and is not indicative of future loss expectations on current loan production. Somewhat related to the loss reserve analysis was the reversal of nearly $300,000 in interest income which had been accrued on non performing loans as long ago as the first quarter of 1997.

          Another major factor in the operating losses was the impact of a major branch expansion effort in California, which proved to be too capital intensive for the Company to adequately fund the growth required to reach sustained profitability. During the six months ended June 30, 1998, the California operations lost in excess of $500,000 and so, at the end of the second quarter the Company withdrew from its California expansion effort. Costs and contingent liabilities from the withdrawal will not be material, and so the losses from this effort effectively ceased at the end of the second quarter of 1998.

          The Company's numerous capital raising efforts, and related regulatory filing requirements, have resulted in dramatically increased consulting, legal, accounting and brokerage fees. Total costs related to capital raising efforts in the first half of 1998 approached $400,000 and are not expected to reoccur in future periods.

          And finally, the Company has evaluated it's two mortgage banking operations to clearly determine relative contribution to operating results relative to capital investment required. As a result of this process, the Company has begun to assess the re-deployment it's capital to the business opportunities with the highest potential return to the Company. Certain strategic decisions to implement this redeployment of capital will be finalized and implemented during the third quarter of 1998.

          Comparison for The Three Months Ended June 30, 1998 and 1997

          During the three months ended June 30, 1998 total lending volume was $141 million with 26.6% from BDMC, 62.4% from DMP and 11% brokered to other lenders. During the three months ended June 30, 1997, total lending volume was $58.6 million with 75.7% from BDMC, 0% from DMP and 24.3% brokered to other lenders. Sub prime lending activity from DMP can generate profit margins nearly twice that of BDMC's conforming and government retail production. For that reason management has focused on increasing DMP funding activity. The increase from 0% of the total funding volume during the three months ended June 30, 1997 to 62.4% of funding volume during the three months ended June 30, 1998 indicates a very positive trend related to DMP's contribution to company revenues.

          Revenues

          The Company's revenues, including interest income, were $4,321,716 for the three months ended June 30, 1998, which represents an increase of 150% or $2,592,039 from the three months ended June 30, 1997 revenues of $1,729,677. This dramatic increase in revenues is reflective of several factors.

          The first factor impacting improved revenue levels involved loan sales activity, both in terms of the balance of loans sold and of the product mix between conforming / government and sub prime. The majority of revenue from the Company's business activity is recorded upon sale of the loans it has originated to third party investors. In the three months ended June 30, 1998, total loan sales were $144 million vs. only $49 million during the same three months last year for an increase of 194%. Additionally, there were no sub prime loan sales during the three months ended June 30, 1997 while current year same three months sales of sub prime loans reached $84 million. Sub prime loans carry profit margins that can be more than twice the profit margins of conforming / government loans which further amplified the effect of increased sales activity.

          The other major factor responsible for the increase in revenues was interest income. The Company earns interest income on the loans it originates at the note interest rates from the time it funds the loan until the loan is sold to third party investors. Sub prime loans typically carry note interest rates that can be 2% to 4% higher than rates on conforming / government loans. Management successfully established warehouse borrowing facilities late in 1997 that allowed the Company the opportunity to hold loans longer before sale to an investor. As a result of the higher loan funding levels, longer holding period and higher note rates on the sub prime portion of the Company's portfolio, interest income increased from only $33,377 during the same three months last year to $808,308 for the three months ended June 30, 1998.

          Expenses

          Selling Expenses in the three months ended June 30, 1998 were $2,487,992, which represents an increase of $1,416,491 from the same three months last year. The higher level of Selling Expenses was related to the higher commission costs driven by the increase in total loans originated. As a percentage of loans originated, Selling Expenses were up .01% to 1.80% of loans originated for both the three months ended June 30,1998 and 1997.

          General and Administrative Expenses were $4,724,937 during the three months ended June 30, 1998 which was an increase of $3,530,887 over the same three months last year. Compensation related expenses, including temporary services, accounted for $1.6 million or 46% of this increase. The rapid growth in loan origination activity created an immediate need for administrative and operational staffing increases. Management believes that the staffing infrastructure currently in place is capable of supporting the Company's planned growth through the remainder of 1998 without further significant increases.

          The growth in branch locations and business volume resulted in increased occupancy and equipment related expenses. Occupancy costs in the three months ended June 30, 1998 increased by $188,106 over the same three months last year. Equipment related expenses of depreciation and leasing charges were up by $167,520 in the three months ended june 30,1998 over the same three months in 1997. The occupancy and equipment related expense increases represented approximately 11% of the total G&A expense increases.

          General office expenses related to office supplies and postage costs were also higher in the three months ended June 30,1998 vs. the same three months in 1997. This category of expenses was up by $119,768 and accounted for 3.7% of the total G&A increase. These expense increases are consistent with the added branch locations and overall increase in business activity.

          Professional service fees, primarily accounting and legal, were $414,782 higher in the three months ended June 30,1998 over the same three months in 1997, and reflect the additional effort required to support the company's increased reporting activities as an SEC registrant in 1998. The Company was still a closely held "S" corporation during the first three months of 1997, and so the Company needed much less support in the area of accounting and legal services at that time.

          The final significant increase in G&A expenses occurred in the area of loan loss provision, which was up $819,416 between three months ended June 30,1998 and 1997. The Company's higher lending activity coupled with the introduction of higher risk sub-prime loan originations required the establishment of a correspondingly higher reserve against potential loan losses.

          Interest Expense is primarily the cost of funds borrowed from warehouse lenders to fund the Company's loan originations during the holding period between funding and sale to an investor. During the three months ended June 30, 1998, interest expense was $1,038,248, which was $999,831 higher than the same three month period last year. This increase was due to extending the holding period of loans while increasing the absolute size of loans being held in warehouse. Although interest expense increased significantly, net interest income
          (loss), which is the difference between interest income and interest expense, decreased from a loss of $5,040 during the three months ended June 30, 1997 to a loss of $229,940 during the same three months in the current year, a decrease of $224,900. This loss in the second quarter of 1998 was attributed to a write-off of interest receivable.

          Net Income (Loss)

          The Company generated net loss before taxes of $3,929,460 in the three months ended June 30, 1998 vs. a loss before taxes of $574,289 during the same three months last year, an increase of of $3,355,170. The operating losses experienced by the Company during the three months ended June 30, 1998 were significantly impacted by several non-recurring events. The most significant impact involved an increase in reserves for potential future loan losses of more than $800,000 which was recorded at the end of the second quarter. This reserve increase was due almost entirely to loans that the company funded between 1995 and 1997 and is not indicative of future loss expectations on current loan production. Somewhat related to the loss reserve analysis was the reversal of nearly $300,000 in interest income which had been accrued on non performing loans as long ago as the first quarter of 1997.

          Another major factor in the operating losses was the impact of a major branch expansion effort in California, which proved to be too capital intensive for the Company to adequately fund the growth required to reach sustained profitability. During the three months ended June 30, 1998, the California operations lost nearly $500,000 and so, at the end of the second quarter the Company withdrew from its California expansion effort. Costs and contingent liabilities from the withdrawal will not be material, and so the losses from this effort effectively ceased at the end of the second quarter of 1998.

          The Company's numerous capital raising efforts, and related regulatory filing requirements, have resulted in dramatically increased consulting, legal, accounting and brokerage fees. Total costs related to capital raising efforts in the second quarter of 1998 exceeded $300,000 and are not expected to reoccur in future periods.

          And finally, the Company has evaluated it's two mortgage banking operations to clearly determine relative contribution to operating results relative to capital investment required. As a result of this process, the Company has begun to assess the re-deployment it's capital to the business opportunities with the highest potential return to the Company. Certain strategic decisions to implement this redeployment of capital will be finalized and implemented during the third quarter of 1998.

          Financial Condition

          June 30, 1998 compared to December 31, 1997:

          Cash in banks, net of overdrafts, increased $479,391 to $1,920,198 at June 30, 1998 from $1,440,807 at December 31, 1997. The net increase resulted from a combination of an increase in mortgage loans held for sale, net of the corresponding warehouse borrowing; an increase in accounts payable and accrued expenses, capital expenditures and Long Term Debt. The overdraft at December 31, 1997 was fully funded in the first quarter of 1998.

          Mortgage loans held for sale totaled $36,661,883 at June 30, 1998 and relate directly to the warehouse finance facilities debt of $36,440,684. Each of these items increased less than 5% compared to their respective December 31, 1997 balances.

          Total liabilities excluding warehouse debt increased by $3,334,253 or 71.5% from December 31, 1997 to June 30, 1998.

              Capital Expenditures, Liquidity and Capital Resources

          The Company's normal cash requirements are to fund its new loan production, to meet operating expenses, including sales and marketing activities, to satisfy accrued liabilities and accounts payable, to fund expansion of the branch network and to satisfy other liabilities as they become due.


          Cash Flows

          The Company experienced an increase in cash and cash equivalents of $214,982 during the six months ended June 30, 1998, compared to an increase in cash of $2,913,485 , which was attributable to the IPO during the same period last year Net cash used in operating activities during the first six months of 1998 was $2,900,180 vs. a net cash use of $600,720 during the same comparable period in 1997. The single largest component of cash use in the current period was from Mortgage Loans held for sale, which increased by, and used cash of $1,175,327 during the six month period ended 1998.

          Net cash used in investing activities totaled $153,947 during the six months ended June 30, 1998 as compared to the same period in 1997 when cash used in investing activities was $395,190 .

          Net cash provided by financing activities totaled $3,269,109 during the six months ended June 30, 1998 vs. net cash used by financing activities of $3,909,395 during the same period last year. The primary source of financing cash provided during the current year was from increased warehouse borrowings, which is consistent with higher loan balances being held for sale, issuance of preferred stock and an increase in long term debt.

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

          The Company uses a combination of loan purchase facilities and traditional warehouse lines with five different financial institutions. At June 30, 1998, the three purchase facilities aggregated to $33,500,000 and ranged in size from $1 million to $25 million. The utilized and outstanding portions of these purchase facilities at June 30, 1998 was $24,184,927 and they carried interest rates from 8.25% to the note rate on the underlying loan being sold.

          The aggregate warehouse facilities totaled $65 million, with $50 million from one institution and $15 million from the other. At June 30, 1998, the utilized and outstanding balance on these facilities totaled $36.4 million and carried interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points.

          The $15 million facility is with Bank One, Texas, NA, which has been extended through August 31, 1998. The Company is not aware of any covenant violations with regards to this warehouse facility as of June 30, 1998 based on the terms of the existing agreement. The Company's other warehouse facility, which is with Nikko Financial Services, is a total of $50 million with $35 million on a committed basis and $15 million on a bid basis. This facility has a current maturity date of December 31, 1998. As of June 30, 1998, the Company was in violation of the net worth covenant of this agreement, however Nikko has provided the Company a waiver of this covenant violation through September 1, 1998. The Company should be in compliance with this debt covenant upon receipt of the initial proceeds of the Series D Convertible Redeemable Preferred Stock offering.

          The company raised additional capital during the quarter ended June 30, 1998 through the issuance of a $1 million, 8% Series "B" preferred stock offering. Additionally, the company issued a convertible subordinate debenture for $1.7 million during the quarter, which subsequent to quarter end, was exchanged for a like amount 10% Series "C" preferred stock. In addition to these transactions, the Company will need additional capital in order to attract and retain new, lower cost borrowing relationships, to fund its current operations and to support its expansion plans. Accordingly, management has entered into an underwriting agreement with Union Trading-Financial Limited for the placement of the Company's Convertible-Redeemable Preferred Stock entirely outside of the United States exclusively to non-U.S. residents. The Preferred Stock Units will be offered at $20 each and will be convertible into the Company's Common Stock at the rate of 3 preferred units to 4 shares of Common Stock on a best efforts basis. The offering is expected to generate net proceeds to the Company of up to $14 million by April 1999 at the rate of $1 million to $2 million per month. On August 19, 1998 the Company received three executed subscription agreements totaling $10.2 million and a confirmation of $3 million on deposit from Union Trading-Financial as the partial net proceeds under this initial subscription.

          Management believes that the proceeds from this initial tranche of the Union Trading Underwriting, when received, together with existing borrowing relationships will be sufficient to fund the Company's continued operations for the next twelve to eighteen months at current levels of lending activity. There can be no assurance as to the timeliness of the receipt of the initial proceeds, nor that the company will be able to obtain additional proceeds from the Union Trading Underwriting, or that existing borrowing relationships will remain in place on favorable terms. Accordingly, the Company may be limited in its ability to fund current operations or to achieve its growth objectives if its cash needs are not met by the sources indicated.

          Management believes that cash from operating activities, together with the proceeds from the planned Series D Convertible-Redeemable Preferred Stock offering and existing borrowing relationships will be sufficient to fund the Company's current operations and expansion through the remainder of 1998 and 1999. There can be no assurance that the Company will be able to obtain an additional capital infusion or that existing borrowing relationships will remain in place on favorable terms. Accordingly, the Company may be limited in its ability to fund current operations or achieve its growth objectives if its cash needs are not be met by the sources indicated.

          Capital Expenditures

          Capital Expenditures during the six months ended June 30, 1998 were $490,784 which was primarily in the area of computer equipment ($244,230) and computer software ($145,665). These expenditures were in support of certain system upgrades and production branch expansion.

          Risk Factors

          The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

          o    Possible Delisting of Securities; Risk of Low Priced Stocks

          As of March 31, 1998 and again as of June 30, 1998, the Company did not meet the required standards for continued inclusion in the NASDAQ SmallCap Market in that its net tangible assets were below $2,000,000, and the Company has received a formal notice of delisting from NASDAQ. The Company has appealed NASDAQ's determination in an oral hearing on July 31, 1998 and is awaiting a final decision from NASDAQ. As a result of the sale of 1,000,000 of Series B Convertible Preferred Stock to a single investor in June, 1998, the conversion of the Company's $1.7 million Convertible Debenture to a Series C Convertible Preferred Stock issue in August 1998, and upon receipt of the proceeds from the initial subscriptions received on the Company's $14 million Series D Convertible-Redeemable Preferred offering through Union Trading, management believes that it meets all applicable listing standards. Furthermore, management has taken actions that, if successful, will reduce or eliminate current operating losses experienced by the Company in past quarters such that the Company could maintain compliance with all applicable listing standards. Accordingly, the Company believes that NASDAQ will continue to list the Company's Common Stock on the SmallCap Market. However, there can be no assurance that NASDAQ will agree to continue listing the Company's Common Stock.

          o    General Business Risks

          The Company's business is subject to various business risks. Economic conditions affect the decision to buy or sell residences. Changes in the level of consumer confidence, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated, refinanced and purchased by the Company less attractive to borrowers or investors. In addition, a decline in real estate values will have a negative impact on the loan-to-value ratio for the related mortgage loans, weakening the collateral coverage and resulting in greater exposure in the event of a default.

          o    Dependence on Availability of Funding Sources

          The Company's ability to originate and purchase mortgage loans depends to a large extent upon its ability to secure financing on acceptable terms. The Company currently funds substantially all of the loans it originates and purchases through borrowings under collateralized loan purchase agreements ("Purchase Agreements") with several commercial banks, which generally are terminable at will by either party. The Company currently also has a $15,000,000 warehouse credit facility with Bank One, Texas, N.A. ("Bank One"), that matures on August 31, 1998, and a $50,000,000 revolving accumulation repurchase agreement with Nikko Financial Services, Inc. ("Nikko") that matures on December 31, 1998. The Company's borrowings are in turn repaid with the proceeds received by the Company from selling such loans. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. Accordingly, any failure to renew or obtain adequate funding under the Company's financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on the Company's results of operations and financial condition. To the extent the Company is not successful in maintaining or replacing existing financing, it may have to curtail its mortgage loan purchase and origination activities, which could have a material adverse effect on the Company's financial condition and results of operations.

          o    Credit Risks Associated with Nonconforming Loans

          The Company is subject to various risks associated with originating nonconforming loans, including, but not limited to, the risk that borrowers will not satisfy their debt service payments, including payments of interest and principal, and that the realizable value of the property securing such loans will not be sufficient to repay the borrower's obligations to the Company. Because of the Company's increasing focus on credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than delinquencies, foreclosures and losses currently experienced in the mortgage lending industry in general. These risks increase during an economic downturn or recession. Any sustained period of increased delinquencies, foreclosures, losses or increased costs could adversely affect the Company's ability to sell, and could increase the cost of selling, loans on a whole loan basis, which could adversely affect the Company's financial condition and results of operations. In addition, in an economic slowdown or recession, the value of the Company's mortgage servicing rights may be impaired.

          o    Liabilities Under Representations and Warranties

          In the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. The Company generally receives similar representations and warranties from the correspondents from whom it purchases loans. Although the Company has not incurred losses in any material respect as a result of mortgage loan repurchases due to breaches in representations and warranties, there can by no assurance that the Company will not experience such losses in the future." below and "Business--Environmental Matters."

          o    Managing Potential Growth

          Since its inception, the Company has grown rapidly, and has a total of 282 full-time employees as of March 31, 1998. This growth has placed, and is expected to continue to place, a significant strain on the Company's management and physical and capital resources. The Company anticipates that it will need to hire additional key personnel in order to implement fully its business strategy. No assurance can be given as to whether, when, if ever, and under what terms the Company will be able to attract such new personnel. In order to manage such growth successfully, the Company will be required, among other things, to implement and manage its operational and financial systems on a timely basis and to train, manage and expand its growing employee base. Further, management will be required to successfully maintain relationships with various governmental agencies, real estate professionals, institutional investors, providers of warehouse loans, advertising agencies and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing marketplace. There can be no assurance that the Company's current personnel, systems, procedures and quality and accounting controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage needed and qualified personnel, or that management will be able to identify and exploit existing and potential opportunities. If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected.

          o Factors Affecting Market Price of the Common Stock; Possible Volatility of Stock Price

          The market price of the Common Stock may be influenced by many factors, including the depth and liquidity of the market for the Common Stock, investor perceptions of the Company and its industry, and general economic and market conditions. The market price of the Common Stock may also be significantly influenced by factors such as the announcement of new products by the Company or its competitors, quarter-to-quarter variations in the Company's results of operations and conditions in the industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices of emerging growth companies, including financial services companies. These extreme price and volume fluctuations experienced by emerging growth companies may be unrelated to the operating performance of a specific company and may be caused by investors' perceptions of the prospects for the general economy, the stock market in general, emerging companies or financial services companies. There can be no assurance that the market price of the Common Stock will be stable or will increase in accordance with operating performance by the Company.

          o    No Dividends

          The Company has not paid any cash dividends (except for S corporation distributions to the Existing Stockholders) on its Common Stock since its inception and does not currently anticipate paying dividends on its Common Stock in the foreseeable future. The Company conducts substantially all of its operations through its subsidiaries. Accordingly, the Company's ability to pay dividends is also dependent upon the ability of its subsidiaries to make cash distributions to the Company. The payment of dividends to the Company by its subsidiaries is and will continue to be restricted by or subject to, among other limitations, applicable provisions of state and federal laws, contractual provisions, the earnings of such subsidiaries and various business considerations.

          o    A general economic slowdown.

          o The unanticipated expenses of assimilating newly acquired business into the Company's business structure, as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

          o Unpredictable delays or difficulties in development of new product programs.

          o Rapid or unforeseen escalation of the cost of regulator compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoptions of new, or changes in accounting policies and practices and the application of such policies and practices.

          o The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation, the ability or inability of the Company to hedge against fluctuations in interest rates.

          o The ability or inability of the company to continue its current practices relating to mortgage loans held for sale.

          o    Increased competition within the company's markets.

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

Item 2. CHANGES IN SECURITIES

During the quarter ended June 30, 1998 the Company completed two private placements to institutional investors. The first transaction was the issuance of a $1.7 million convertible debenture on May 18, 1998 and the second transaction as the issuance of a $1 Million Series B Convertible Preferred Stock on June 30, 1998. See MD*A-Liquidity and Capital Resources for further discussion.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CFI MORTGAGE INC.
                                (Registrant)


Date: August 19, 1998           /s/      Vincent C. Castoro
                                ------------------------------------------------
                                Vincent C. Castoro
                                (CEO and Principal Executive Officer)


Date: August 19 1998            /s/      Vincent J. Castoro
                                ------------------------------------------------
                                Vincent J. Castoro
                                (President and Principal Administrative Officer)


Date: August 19 1998            /s/      Paul R. Garrigues
                                ------------------------------------------------
                                Paul R. Garrigues
                                (CFO and Principal Financial Officer)