Form 10QSB
period 1998-09-30
CFI MORTGAGE INC
filed 1998-11-24
CIK 1036071

FORM 10-QSB

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                       2200 FLORIDA MANGO ROAD, SUITE 201
                            WEST PALM BEACH, FL 33409
                     (Address of principal executive office)

                                   52-2023491
                      (IRS Employer Identification Number)

                                 (561) 689-8040
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.
                                  Yes _X_ No __

The number of shares outstanding of each of the issuer's classes of common stock was 3,301,406 shares of common stock, par value $.01 per share, as of November 23,1998.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)


                                    I N D E X

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997 ................................................F-2 and F-3

          Unaudited Consolidated Statements of Operations For the Nine Months
          Period ended September 30, 1998 and 1997 .............................   F-4

          Unaudited Consolidated Statement of Changes in Stockholders' Equity
          (Deficit) for the Nine Months Ended  September 30, 1998 ..............   F-5

          Unaudited Consolidated Statements of Cash Flows For the Nine Month
          Period Ended September 30, 1998 and 1997 .............................   F-6

          Notes to the Unaudited Consolidated Financial Statements .............   F-7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..................................................F-8 to F-

PART II - OTHER INFORMATION

          Item 1: Legal  Proceedings ...........................................   F-

          Item 2: Changes in  Securities .......................................   F-

          Item 3: Defaults upon Senior  Securities .............................   F-

          Item 4: Submission of Matters to a Vote of Security  Holders .........   F-

          Item 5: Other  Information ...........................................   F-

          Item 6: Exhibits and Reports on Form 8-K .............................   F-

                    Signatures .................................................   F-

                       CFI Mortgage Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     September 30,  December 31,
                                                                         1998           1997
                                                                      -----------   -----------
                                                                      (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                         $   133,050   $ 1,705,216
    Interest receivable                                                   385,879       621,751
    Mortgage loans held for sale (net of allowance of  $930,171
       and $450,000, respectively)                                     39,051,170    36,046,571
    Miscellaneous receivables                                              47,939       155,843
    Prepaid expenses                                                      222,653       274,211
    Due from related parties                                              104,427       105,564
    Other current assets                                                   53,802       568,666
                                                                      -----------   -----------

         Total current assets                                          39,998,920    39,477,822
                                                                      -----------   -----------


PROPERTY AND EQUIPMENT
    Furniture and equipment                                               695,525     1,352,212
    Automobile                                                             52,584        99,047
                                                                      -----------   -----------

                                                                          748,109     1,451,259
    Less accumulated depreciation and amortization                        184,385       272,137
                                                                      -----------   -----------

              Total property and equipment                                563,724     1,179,122
                                                                      -----------   -----------


OTHER ASSETS
    Property held for sale                                                              207,500
    Deposits                                                               92,065       167,229
    Deferred tax asset                                                    331,525       558,000
                                                                      -----------   -----------

              Total other assets                                          423,590       932,729
                                                                      -----------   -----------

                                                                      $40,986,234   $41,589,673
                                                                      ===========   ===========


The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     September 30,   December 31,
                                                                                         1998             1997
                                                                                     ------------    ------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
    Warehouse finance facilities                                                     $ 39,532,037    $ 35,463,034
    Cash overdraft                                                                                        264,409
    Current maturities of long-term debt                                                   86,969         366,495
    Due to related parties                                                                 80,479
    Accounts payable, accrued expenses and other
       current liabilities                                                              4,566,525       3,477,063
                                                                                     ------------    ------------

         Total current liabilities                                                     44,266,010      39,571,001
                                                                                     ------------    ------------


LONG-TERM LIABILITIES
    Long-term debt, less current maturities                                               213,849         554,745
                                                                                     ------------    ------------

                Total liabilities                                                      44,479,859      40,125,746
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock,  $.01 par value; authorized, 20,000,000; issued and
        outstanding, 2,785,598 shares                                                      27,856          22,000
    Preferred Stock, $.01 par value; authorized, 10,000,000; issued and
        outstanding 3,000 shares; voting, liquidation preferences $1,000 per share             30              21
    Additional paid-in capital                                                          9,876,397       6,992,430
    Retained earnings (deficit)                                                       (13,397,908)     (5,550,524)
                                                                                     ------------    ------------

               Total stockholders' equity (deficit)                                    (3,493,625)      1,463,927
                                                                                     ------------    ------------

                                                                                     $ 40,986,234    $ 41,589,673
                                                                                     ============    ============

The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              For the Nine Months Ended               For the Three Months Ended
                                                                     September 30,                           September 30,
                                                           --------------------------------        --------------------------------
                                                               1998                1997                1998                1997
                                                           ------------        ------------        ------------        ------------
Revenues
    Commissions and fees                                   $  9,612,493        $  5,883,680        $  1,831,814        $  2,674,254
    Interest                                                  2,969,632             516,128             847,915             461,660
                                                           ------------        ------------        ------------        ------------
                                                             12,582,125           6,399,808           2,679,729           3,135,914
                                                           ------------        ------------        ------------        ------------

Expenses
    Selling                                                   6,326,156           3,278,732           1,851,967           1,534,432
    General and administrative                               11,189,888           4,138,093           3,553,885           2,030,192
    Interest                                                  3,013,499             336,431             937,949             255,467
                                                           ------------------------------------------------------------------------
                                                             20,529,543           7,753,256           6,343,801           3,820,091
                                                           ------------------------------------------------------------------------

Loss from continuing operations                              (7,947,418)         (1,353,448)         (3,664,072)           (684,177)
Gain on disposal of BDMC                                        536,664                   0             536,664                   0
                                                           ------------------------------------------------------------------------
               Net loss before income tax credit             (7,410,754)         (1,353,448)         (3,127,408)           (684,177)
       Income tax credit
               Current                                                0                   0                   0              68,000
               Deferred                                               0                   0                   0              22,000
                                                           ------------------------------------------------------------------------
                                                                      0                   0                   0              90,000


                                                           ========================================================================
                NET LOSS                                   $ (7,410,754)       $ (1,353,448)       $ (3,127,408)       $   (774,177)
                                                           ========================================================================

Basic EPS calculation
    Net income (loss)                                      $ (7,410,754)                           $(3,127,408)
    Less: Preferred stock dividend                             (136,630)                               (66,630)
          Preferred stock discount                             (300,000)                              (150,000)
                                                           ------------                            -----------
       Income available for common stockholders            $ (7,847,384)                           $(3,344,038)
                                                           ============                            ===========

                                                  Fraction of           Weighted          Fraction of         Weighted
   Dates Outstanding      Shares Outstanding         Period          Average Shares          Period        Average Shares
   -----------------      ------------------         ------          --------------          ------        --------------
January 1 - March 2            2,200,000             61/273             491,575
Issuance on March 3            2,305,467            150/273            1,266,740              30/92            751,783
Issuance on July 31            2,406,146             10/273               88,137              10/92            261,538
Issuance on Aug. 10            2,630,882             39/273              375,840              39/92          1,115,265
Issuance on Sept. 18           2,706,699              6/273               59,488               6/92            176,524
Issuance on Sept. 24           2,785,598              7/273               71,426               7/92            211,948
                                                                      ----------                            ----------

Weighted-average shares                                                2,353,206                             2,517,057
                                                                      ==========                            ==========

Per share amounts:
            Loss from continuing operations                 $     (3.56)                              $   (1.54)
            Gain on disposal of BDMC                               0.23                                    0.21
                                                            -----------                               ---------
            Net loss                                        $     (3.33)                              $   (1.33)
                                                            ===========                               =========

Pro forma information
       Pro forma net income (loss)
              Historical net income (loss)                                    $  (1,353,448)                            $  (774,177)
              Pro forma  provision (credit) for income taxes                       (472,637)                               (319,880)
                                                                              -------------                             -----------
                     Pro forma net income (loss)                              $    (880,811)                            $  (454,297)
                                                                              =============                             ===========

Pro forma per share data
       Pro forma  net income (loss) per share                                  $      (0.54)                            $     (0.21)
                                                                               ============                             ============
       Weighted-average shares outstanding                                        1,644,445                               2,200,000
                                                                               ============                             ============


The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Nine Months Ended September 30, 1998

                                   (Unaudited)


                                                               Common Stock                 Preferred Stock            Additional
                                                           --------------------          ---------------------          Paid-in
                                                           Shares        Amount          Shares         Amount          Capital
                                                           ------        ------          ------         ------          -------

Balance at December 31, 1997                              2,200,000   $     22,000          2,060    $         21    $  6,992,430

Conversion of  preferred stock on March 3, 1998             103,427          1,034           (500)             (5)         (1,029)
Preferred dividends paid in stock on March 3, 1998            2,040             21                                          9,842

Issuance of preferred stock on June 30, 1998                                                1,000              10         999,990

Accretion of preferred stock discount                                                                                     300,000

Conversion of preferred stock on July 31, 1998              100,000          1,000           (500)             (5)           (995)
Preferred dividends paid in stock on July 31, 1998              679              7                                          3,390

Conversion of preferred stock on August 10,1998             214,254          2,142           (560)             (6)         (2,136)
Preferred dividends paid in stock on August 10, 1998         10,482            105                                         27,292

Conversion of debt on August 19, 1998                                                       1,700              17       1,536,358

Conversion of preferred stock on September 18, 1998          71,301            713           (100)             (1)           (712)
Preferred dividends paid in stock on Sept. 18, 1998           4,516             45                                          6,289

Conversion of preferred stock on September 24, 1998          74,106            741           (100)             (1)           (740)
Preferred dividends paid in stock on Sept. 24, 1998           4,793             48                                          6,418

Preferred stock dividends

Net loss for the nine months ended Sept. 30, 1998                 0              0              0               0               0
                                                       -----------------------------------------------------------------------------

Balance at September 30, 1998                             2,785,598   $     27,856          3,000    $         30    $  9,876,397
                                                       =============================================================================


                                                          Retained
                                                          Earnings
                                                          (Deficit)         Total
                                                          ---------         -----

Balance at December 31, 1997                            $ (5,550,524)   $  1,463,927

Conversion of  preferred stock on March 3, 1998
Preferred dividends paid in stock on March 3, 1998                             9,863

Issuance of preferred stock on June 30, 1998                               1,000,000

Accretion of preferred stock discount                       (300,000)

Conversion of preferred stock on July 31, 1998
Preferred dividends paid in stock on July 31, 1998                             3,397

Conversion of preferred stock on August 10,1998
Preferred dividends paid in stock on August 10, 1998                          27,397

Conversion of debt on August 19, 1998                                      1,536,375

Conversion of preferred stock on September 18, 1998                            6,334
Preferred dividends paid in stock on Sept. 18, 1998

Conversion of preferred stock on September 24, 1998
Preferred dividends paid in stock on Sept. 24, 1998                            6,466

Preferred stock dividends                                   (136,630)       (136,630)

Net loss for the nine months ended Sept. 30, 1998         (7,410,754)     (7,410,754)
                                                       -----------------------------

Balance at September 30, 1998                           $(13,397,908)   $   (493,625)
                                                       =============================


The accompanying notes are an integral part of these statements.

                       CFI Mortgage Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the Nine Months Ended
                                                                                                             September 30
                                                                                                   ================================
                                                                                                        1998               1997
Cash flows from operating activities:
    Net income (loss)                                                                              $ (7,410,754)       $ (1,353,448)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Depreciation and amortization                                                                  223,686              66,330
         Provision for doubtful accounts                                                              1,114,034
         (Increase) decrease in operating assets:
           Interest receivable                                                                          212,783            (352,409)
           Mortgage loans held for sale                                                             (10,180,189)        (24,534,437)
           Miscellaneous receivables                                                                     38,555             (63,903)
           Prepaid expenses                                                                              (1,636)           (451,566)
           Other current assets                                                                         175,975            (167,664)
           Deposits                                                                                     (14,341)            (83,806)
         Increase (decrease) in operating liabilities:
             Accounts payable, accrued expenses and other current liabilities                         2,335,402           1,478,598
                                                                                                   --------------------------------
                                                                                                     (6,095,731)        (24,108,857)
                                                                                                   --------------------------------
         Net cash used in operating activities                                                      (13,506,485)        (25,462,305)
                                                                                                   --------------------------------
Cash flows from investing activities:
    Expenditures for property and equipment                                                            (275,871)           (745,881)
    Disposal of BDMC, net of cash received                                                             (388,200)
    Proceeds (payments) for related party receivable                                                      1,087            (201,240)
                                                                                                   --------------------------------
         Net cash used in investing activities                                                         (662,984)           (947,121)
                                                                                                   --------------------------------
Cash flows from financing activities:
    Warehouse borrowings                                                                             10,387,292          22,277,228
    Proceeds from issuance of common stock                                                                                3,920,525
    Proceeds from issuance of preferred stock                                                         1,000,000
    Increase (decrease) in cash overdraft                                                              (264,409)             90,500
    Proceeds from related party payable                                                                  80,479
    Proceeds from long-term debt                                                                      1,961,156             211,089
    Conversion of debt into preferred stock                                                            (163,625)
    Payments for long-term debt                                                                        (403,590)           (207,502)
                                                                                                   --------------------------------
         Net cash provided by financing activities                                                   12,597,303          26,291,840
                                                                                                   --------------------------------
         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,572,166)           (117,586)
Cash and cash equivalents at beginning of year                                                        1,705,216             644,685
                                                                                                   --------------------------------
Cash and cash equivalents at end of period                                                         $    133,050        $    527,099
                                                                                                   ================================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Income taxes                                                                                $          0        $          0
                                                                                                   ================================
       Interest                                                                                    $  3,420,978        $    160,111
                                                                                                   ================================

Supplemental schedules of noncash investing and financing activities:
    Dividend paid by transfer of investment in 430 Carroll Street, Inc.                            $          0        $    175,224
                                                                                                   ================================
    Conversion of 1,760 shares of preferred stock into 563,088 shares
      of common stock                                                                              $          0        $          0
                                                                                                   ================================

    Capital asset and lease obligation additions                                                   $    330,064        $    269,061
                                                                                                   ================================



The accompanying notes are an integral part of these statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

B.   Business

     Through its wholly-owned subsidiary, Direct Mortgage Partners Inc. ("DMP"), CFI is engaged in purchasing and selling loans secured primarily by first mortgage on one to four unit residential properties and purchasing and selling servicing rights associated with such loans. The loans are nonconforming loans originated and sold through DMP. Significant inter-company accounts and transactions have been eliminated in consolidation.

C.   Geographic Concentration

     The Company is licensed and registered to do business in 22 states. DMP operates through its nine regional offices. The Company achieved it's goal of geographic diversification in the second quarter of 1998 with Florida production accounting for less than 50% of total DMP loan production. While CFI's results of operations and financial condition remain sensitive to general trends in the Florida economy and its residential real estate market, this dependency is being reduced to a more acceptable level of risk.

D.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     On August 19, 1998, the entire convertible debenture was retired in exchange for the issuance of 1,700 shares of Series "C", 10% convertible preferred stock, $0.01 par value in a private placement on terms substantially identical to the original debenture. In connection with this issuance of Series "C" preferred stock, warrants to purchase 50,000 shares of the Company's Common stock at a price of $8.75 a share held by the debenture holder were surrendered in favor of new warrants to purchase 50,000 shares of the Company's Common stock at a price of $2.6563 per share, which was the closing market bid price on the effective date of the exchange.

     In 1997 and 1998, CFI acquired certain property and equipment assets partially financed through various bank notes. The equipment purchased collateralized the notes. The Company also leases certain office equipment under various capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases. At September 30, 1998, the balances payable under the notes and leases are as follows:

     Bank notes payable in equal monthly installments
       of $1,496.87; interest rates ranging from
       7.751% to 11.123%                                                  21,558

     Various capitalized lease obligations                               279,260
                                                                      ----------
                                                                         300,818
     Less portion payable in one year                                     86,969
                                                                      ----------
     Long-term debt payable                                           $  213,849
                                                                      ==========

     Annual maturities of long-term debt are as follows:

                                            Remainder of 1998             20,869
                                                         1999             88,974
                                                         2000             88,677
                                                         2001             53,246
                                                         2002             39,646
                                                   Thereafter              9,406
                                                                       ---------
                                                                         300,818
                                                                       =========

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

     The Company has made advances to three officers aggregating approximately $83,000 as of December 31, 1997. During the third quarter of 1998, an additional advance was made to officers in the amount of $15,144 The advances are non-interest bearing and are due on demand and included in due from related parties.

     In addition, On July 15, 1998 Mr. Vincent C. Castoro, Chairman of the Board of Directors, personally loaned CFI Mortgage Inc. $100,000 (One Hundred thousand Dollars) and in return holds a promissory note with an interest rate of 6% and a due date of August 15, 1998. The Company did not repay the loan principal or interest on the due date and is therefor in default under the terms of the note.




NOTE 4 - COMMITMENTS and CONTINGENCIES

     a.)  Warehouse lines of credit

          Warehouse  lines  of  credit  are  used for  short-term  financing  of mortgages held for sale and are collateralized by the underlying mortgages held for sale. CFI currently has outstanding borrowings from two warehouse lenders, however only one of these lenders, Nikko Financial Services, continues to make advances for new loan originations. The other lender, Bank One Texas had outstandings of $1,046,676 at September 30, 1998. The Nikko facility has a committed limit of $35 million and an additional $15 million on a negotiated basis with total outstandings of $38,485,361 at September 30, 1998.

          At September 30, 1998 the total outstandings under all facilities totaled $39.5 million and carried interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points. Interest expense from utilization of the warehouse lines was $3,013,499 for the nine months ended September 30, 1998. On November 17, 1998 Nikko notified CFIM that, effective November 30, 1998 further advances under the existing warehouse agreement will be on a discretionary rather than committed basis. The loss of CFIM's only remaining active warehouse commitment raises serious doubts as to CFIM's ability to continue its lending operations beyond November 30, 1998. Management is seeking alternative warehouse lending sources, however there can be no assurances that an alternative source of warehouse financing will be found in time to sustain CFIM's lending ability beyond November 30, 1998.

     b.   Mortgage Purchase Agreements and Revolving Purchase Facilities

          In its normal course of business, CFI has entered into various mortgage purchase agreements and two revolving purchase agreements with various banks and investors. Under these mortgage purchase agreements, the banks and investors purchase mortgages held for sale from CFI without recourse.

          Under the revolving repurchase agreements, CFI sells mortgage loans, subject to certain warranties as defined, to two financial institutions that have a takeout commitment from an investor. The mortgage loans that CFI has sold to these financial institutions, which are pending settlement with takeout investors at September 30, 1998, totaled $13,528,525. The sales price to the takeout investors carries up to an additional 150 basis points of revenue that CFI will recognized when the loans close with the take out investor. As of September 30, 1998 the mortgage purchase agreements and revolving purchase agreements were terminated.

     c.   Leases

          CFI leases its corporate headquarters, loan office facilities and certain office equipment under various operating leases. The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations in the Nine months ended September 30, 1998 was $826,549 while equipment rental and lease expenses during the same period was $301,200.

          Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 1998 are as follows:

                                                                     Capitalized
                                                Operating               Lease
                                                  Leases             Obligations
                                               -----------           ----------
     Years ending December 31,
     Remainder of 1998                         $   162,070           $   29,251
                  1999                             544,063              117,006
                  2000                             411,104              109,489
                  2001                              53,060               67,328
                  2002                              10,321               45,305
     Thereafter                                        682                9,810
                                               -----------           ----------
     Total minimum future payments             $ 1,181,300              378,189
                                               ===========
     Less amount representing interest                                   98,929
                                                                     ----------
                                                                       $279,260
                                                                     ==========

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

          On June 30,1998, CFI issued and sold 1,000 shares of Series B, 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deduction of selling and other related expenses, aggregated $905,000. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date, subject to a minimum floor conversion price of $5.00 per common share. The discount on the conversion price, which was $150,000, is accounted for as a charge against retained earnings and is amortized over the non-convertible period.

     During the third quarter there were additional conversions of preferred stock to common shares. On July 31, 1998, 500 shares of the Series B preferred stock plus accrued interest of $3,397 were converted into 100,679 shares of CFI common stock and on August 10, 1998, 560 shares of the Series A preferred stock plus accrued interest of $30,684 were converted into 224,736 shares of CFI common stock. On September 10, 1998 100 shares of the A preferred stock plus accrued interest of $ 6,334 were converted to 75,817 shares of CFI common stock. On September 24, 1998 100 shares of the A preferred stock plus accrued interest of $ 6,465 were converted to 78,899 shares of CFI common stock.

     In connection with the preferred stock transaction, the Company granted warrants to its underwriters, Straussbourger, Pearson, Tulcin & Wolff to purchase 240,000 shares of common stock at an exercise price of $6.00 per share. The warrants are exercisable until September 17, 2001. In addition, the Company issued 60 shares of preferred stock with identical terms as payment for fees for the private placement. The cost will be included in the net proceeds from the transaction and will be amortized over the non-conversion term.

     Redemption of Convertible Subordinate Debenture in exchange for Convertible Preferred Stock. On May 18, 1998 the company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August19, 1998 the company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd. The effect of this transaction on the Company's balance sheet will be to convert a $1.7 million debt to $1.7 million of equity, subject to certain discounts.

     Convertible-Redeemable Preferred Stock Offering. In August 1998, the company entered into an agreement with Union Trading-Financial Limited for the placement of the Company's Convertible-Redeemable Preferred Stock. The Preferred Stock Units will be offered at $20 each and will be convertible into the Company's Common Stock at the rate of 1 preferred unit to 2.5 shares of Common Stock.

     The offering was expected to generate net proceeds after marketing and advisory services costs of up to $14 million by April 1999 at the rate of $1 million to $2 million per month. On August 19, 1998 the Company had received three executed subscription agreements for $10.2 million and a letter from the underwriter, Union Trading-Financial, that $3 million cash was on deposit as the partial proceeds from these initial subscriptions. However, as of November 23, 1998 there has been no cash received from these initial subscriptions raising significant doubt as to the collectability of the subscriptions. Given the significant doubt as to collectability, CFIM has not recorded the preferred stock subscribed under this Series D Preferred Stock offering.

     Furthermore, the terms of CFIM's initial public offering underwriting agreement require the consent of CFI's underwriter, Strasbourger Pearson Tulcin and Wolff for any issuance of common stock or securities convertible into common stock. In a letter dated October 28, 1998 CFIM's underwriter denied its consent for CFIM to issue it Series D Convertible Preferred Stock offering. With the recent decline in the market price of CFIM's common stock, the underwriter of the Series D has requested that the conversion features of the Series D Preferred be altered from a 1 preferred share for 2.5 common shares to 1 preferred share for 5 common shares.

     Given that no cash has yet been received on the Series D Preferred offering, that CFIM's IPO underwriter has denied consent for this offering and that there is a current proposal to modify the terms of the offering, it appears highly unlikely that any proceeds from this offering will be received before the end of the first quarter of 1999 if at all.

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

NOTE 6 - SUBSEQUENT EVENTS

     a.) Termination of Del Mar Asset Purchase Transaction - The Company had previously announced that on September 30, 1998 it had entered into an Asset Purchase Agreement and Plan of Reorganization among Del Mar, CFIM and Michael Shustek, subject to completion of due diligence and approval by both companies shareholders and CFIM's IPO underwriter. The transaction as proposed called for the purchase of 100% of the assets of Del Mar Mortgage and Del Mar Holdings for 5.5 million shares of CFI common stock. By letter dated October 28, 1998, CFIM's IPO underwriters denied consent for the company to issue common shares under the Del Mar Asset Purchase transaction. Further, on October 28, 1998 management of Del Mar notified the Company that "a merger of the two companies would not be in the best interest of Del Mar or its shareholders" and so Del Mar terminated the agreement.

     b.) Common Stock Subscription - On October 30, 1998 the company received a subscription agreement from MediForce Inc., a publicly traded company, to purchase 1,333,333 shares of CFI Common Stock for $2 million. In connection with this transaction, Mediforce advanced $150,000 to CFI and provided a note in the amount of $1,850,000. The terms of the note call for a payment of $850,000 on November 14, 1998 and $1,000,000 on November 30, 1998. As of November 23, 1998 there have been no payments made under this note by Mediforce.

          In a letter dated November 13, 1998 CFI's IPO underwriter indicated that they were only willing to grant consent for CFIM to sell shares of common stock to Mediforce, Inc and thereby raise critically needed capital if the Company made significant cash payments to the underwriter. In as much as the Company had no means to make payments to the underwriter, consent has not been granted. By letter dated November 23, 1998, MediForce, Inc. notified the Company that the Subscription Agreement and Promissory Note are withdrawn and of no further force and effect and has made demand for return of the original $150,000 advance.

     c.) Sale of Series C Convertible Preferred Shares - On October 30, 1998 the Company and General Information Technologies Inc. (GETI) entered into an agreement with Thomson Kernaghan & Co. Limited (Thomson) whereby Thomson sold its interest in the Company, consisting of 1,700 Series C Convertible Preferred shares, to GETI for the sum of $2,125,000. GETI is a wholly owned subsidiary of MediForce Inc., the party that executed the subscription agreement described in NOTE 6, section a. above. The closing date of the agreement is November 12, 1998. Payment of the purchase price consists of a $1,700,000 promissory note issued by GETI to Thomson and 212,500 common shares of CFI to be issued by the Company to Thomson as consideration for $170,000 of interest and $255,000 premium. In a letter dated November 13, 1998 the Company's IPO underwriter withheld their consent for the Company to issue the portion of the 212,500 shares under this agreement that related to prepaid interest and the premium.

          If, on May 1, 1999, the prior 5 day average closing bid price of the common shares of the company is below $2.00, then the company will deliver another 70,500 of its common shares to Thomson. In the event that funding is obtained from the Company's Series D Preferred offering in the amount of $5,000,000 or more, Thomson will be paid not less than 25% of such funding up to the balance of the promissory note. As part of the agreement, the exercise price of Thomson's warrants to purchase 50,000 shares of CFI common stock was reduced from $2.6563 to $2.00.

     d.) Sale of Series A and B Convertible Preferred Shares - Although not a party to this transaction, the Company is aware that the holder of its Series A and B Convertible Preferred Shares had entered into an agreement with GETI to sell its interest in those issues effective October 30, 1998.

     e.) CFI Common Stock moved to OTC-Bulletin Board Market - As of March 31, 1998 and again as of June 30, 1998, the Company did not meet the required minimum standards for continued inclusion in the Nasdaq
          SmallCap  Market in that its net  tangible  assets  had  fallen  below
          $2,000,000 and so the Company had received a formal notice of delisting from Nasdaq. On July 31, 1998 the company appealed this notice at an oral hearing and had been awaiting a final decision from Nasdaq. On November 17, 1998 Nasdaq informed the Company by letter that a determination had been made to delist the Company's securities from The Nasdaq Stock Market effective with the close of business on November 17, 1998.

     f.) Change in Nikko warehouse facility - On November 18, 1998 the Company received a notification from Nikko that effective November 30, 1998 further advances for new loan fundings would be under the Repurchase agreement which provides Nikko with the ability to evaluate whether or not it will enter into any new transactions with CFIM. In effect, the Company will no longer have a committed warehouse facility effective November 30, 1998. Any future warehouse advances will be entirely at Nikko's discretion. Given that Nikko may decline the Company's request for loan fundings after November 30, 1998, it would not be prudent to make loan funding commitments beyond that date.

     g.) Voluntary Plan of Reorganization - The Company has received a verbal commitment from an investor to recapitalize the company with up to $2 million if the Company can successfully restructure its existing liabilities. Accordingly, the Company will be presenting a voluntary plan of reorganization to all its creditors wherein all creditors will be offered 1 share of CFIM common stock for each dollar owed by CFIM. The success of this reorganization plan is dependent on full acceptance by all of the Company's creditors and the consent of its underwriters to issue the related common shares. There can be no assurance that all the creditors will accept CFIM's common shares in lue of payment, that the underwriters will consent to the issuance of the underlying shares or that the investor promising to recapitalize the Company will perform as indicated. In the event that the plan is not successful by December 11, 1998, management intends to seek liquidation of the Company though the filing of a Chapter 7 bankruptcy action on December 14, 1998.

NOTE 7 - GOING CONCERN RISK

     As discussed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flow from continuing operations and has accumulated a retained deficit of $13.4 million through September 30, 1998. Total Stockholders Equity is a deficit of $3.5 million as of September 30, 1998.

     The Company's working capital is not sufficient to sustain operations. CFIM has not been able to pay any of its employees since October 31, 1998 and so on November 18, 1998 all the employees of CFIM were laid off. Approximately 35 to 40 employees remain and are voluntarily working for no compensation in the effort to structure a voluntary reorganization of the Company and to complete sales of loans currently held in the warehouse. The lack of cash to fund the haircut on new loan fundings has resulted in a suspension of all new lending activity and the closure of all but one lending branch location.

     The Company's ability to return to normal operations is totally dependent on the success of its previously mentioned voluntary plan of reorganization and subsequent additional capital infusion. If this plan is not successful or the additional capital is not forthcoming, management intends to move the Company into a Chapter 7 bankruptcy liquidation.

     Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 - Sale of Subsidiary

     On September 11, 1998 CFI Mortgage Inc. (CFIM) completed the sale of one of its two operating subsidiaries, Bankers Direct Mortgage Corporation (BDMC), to IMN Financial Corp. (IMNF) by means of a sale of all of the capital stock of BDMC to IMNF. The Sale was made pursuant to a stock Purchase
     Agreement dated as of September 4, 1998, the form of which has been previously filed as an exhibit with the 8K on September 29, 1998. The purchase price consisted of the assumption of all liabilities of BDMC and IMNF's agreement to pay CFIM one-eighth of one percent of the value of all closed loans by BDMC for the two years following closing, but only if BDMC's operations are profitable in the quarter in which such loans are closed. Further, such payments will only be made if the net book value of BDMC was at least $0 at closing or if less than $0, then such payments will be first be applied to make up any negative net worth in BDMC. The company agreed not to engage in the retail conforming mortgage business conducted by BDMC for a period of five years following the closing. IMNF also hired Vincent J. Castoro, the company's former vice president and a Director as an employee of IMNF as of the closing. Mr. Castoro continues to serve as a director of CFIM.

     Prior to the consummation of the sale of BDMC, there were no material relationships between CFIM or BDMC or any of their respective officers, directors or affiliates, and IMNF or any of its directors, officers or affiliates. The terms of the transaction were established by arm's-length negotiation. Below is the Pro Forma Financial Information


     The Actual Balance Sheet contained in the body of this financial statement above (Page F-2 & F3) is the Balance Sheet at September 30, 1998 which accounts for the sale of BDMC. The following unaudited pro forma Consolidated Statement of Operations indicates the Consolidated figures for CFIM & DMP as if the sale of BDMC had been effective January 1, 1998 and 1997.

     The unaudited pro forma financial information should be read in conjunction with the historical financial statements and related notes of the company.

CFI MORTGAGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited Pro Forma )

                                                            For the Nine       For the Nine        For the Three       For the Three
                                                            Months Ended       Months Ended        Months Ended        Months Ended
                                                            September 30,      September 30,       September 30,       September 30,
                                                                1998                1997                1998               1997
                                                            -------------      -------------       -------------       ------------
            Commissions and fees                             $ 5,821,844        $ 1,262,824         $   971,240         $ 1,262,824
            Interest                                           2,354,468            162,362             774,123             147,521
                                                             -----------        -----------         -----------         -----------

                                                               8,176,312          1,425,187           1,745,364           1,410,345
                                                             -----------        -----------         -----------         -----------

Expenses
            Selling                                            3,703,571            404,060           1,167,118             404,060
            General and administrative                         8,462,463          1,304,975           2,904,519           1,302,371
            Interest                                           2,319,609            102,196             806,751             102,196
                                                             -----------        -----------         -----------         -----------

                                                              14,485,643          1,811,231           4,878,389           1,808,627
                                                             -----------        -----------         -----------         -----------

Loss from continuing operations                               (6,309,331)          (386,044)         (3,133,025)           (398,281)

Gain on disposal of BDMC                                         536,664                  0             536,684                   0
                                                             -----------        -----------         -----------         -----------

Net loss before income tax credit                             (5,772,668)          (386,044)         (2,596,361)           (398,281)

Income tax credit
            Current                                                    0                  0                   0                   0
            Deferred                                                   0                  0                   0                   0

                                                             -----------        -----------         -----------         -----------

                                                             -----------        -----------         -----------         -----------

NET LOSS                                                     $(5,772,668)       $  (386,044)        $(2,596,361)        $  (398,281)
                                                             ===========        ===========         ===========         ===========

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

          General Business

          CFI Mortgage, Inc. is a mortgage banker engaged in originating, purchasing and selling conventional, government insured and sub prime (B/C) loans on one to four family residential units through its wholly-owned subsidiaries, Bankers Direct Mortgage Corporation and Direct Mortgage Partners, Inc. CFI common shares are traded on the NASDAQ small cap market system under the symbol CFIM until November 17, 1998 at which time the Company's securities were moved to the Over the Counter Bulletin Board.

          The following comparative analysis and discussion may be misleading due to the following. Information for the Nine months ended September 30, 1997 includes nine months of operations of Bankers Direct Mortgage Corporation "BDMC" and only one month for Direct Mortgage Partners "DMP". In addition due to the sale of BDMC on August 31, 1998 the Nine Months ended September 30, 1998 only includes eight months of BDMC operations and Nine months of DMP operations.

          In 1997 Management had concentrated on the development of the wholesale production offices of DMP by opening new offices in Plantation, Florida, Parsippany, New Jersey and Portland, Oregon. Closings for DMP in the first Nine months of 1998 totaled $204 million as compared to the comparable period in 1997 of $18 million an increase of $186 million. In addition BDMC opened an additional retail office in Lakewood, Colorado. BDMC had also concentrated on internal development of the existing offices through the hiring of quality loan officers. BDMC's production increased from $97 million in the first Nine months of 1997 to $150 million in the comparable period for 1998 an increase of $53 million.

          With the increased production, Direct Mortgage Partners support operations were expanded to effectively handle the workload. However, as a result of the sale of Banker Direct Mortgage Corporation total headcount has decreased from 236 at December 31, 1997 to 142 at
          September 30, 1998. The 142 employees consisted of 23 commissioned sales personnel and 119 production support and administrative personnel.


          Comparison for the first Nine months Ended September 30, 1998 and 1997

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

          During the Nine months ended September 30, 1998 total lending volume was $354 million with 31.2% from BDMC, 58% from DMP and 10.8% brokered to other lenders. During the Nine months ended September 30, 1997, total lending volume was $173 million with 68.8%from BDMC, 10.6% from DMP and 20.6% brokered to other lenders. Sub prime lending activity from DMP can generate profit margins nearly twice that of BDMC's conforming and government retail production. For that reason management has focused on increasing DMP funding activity. The increase from 10.6% of the total funding volume during the Nine months ended September 30, 1997 to 58% of funding volume during the comparable period in 1998 indicates a very positive trend related to DMP's contribution to company revenues.

          Revenues

          The Company's revenues, including interest income, were $12,582,125 for the Nine months ended September 30, 1998, which represents an increase of 96.6% or $6,182,316 from the Nine months ended September 30, 1997 revenues of $6,399,808. This dramatic increase in revenues is reflective of several factors.

          The first factor impacting improved revenue levels involved loan sales activity, both in terms of the balance of loans sold and of the product mix between conforming / government and sub prime. The majority of revenue from the Company's business activity is recorded upon sale of the loans it has originated to third party investors. In the Nine months ended September 30, 1998, total loan sales were $351 million vs. only $163 million during the same Nine months last year for an increase of $188 million or 115%. Additionally, there was only $18 million in sub prime loan sales during the Nine months ended September 30, 1997 while current year same Nine months sales of sub prime loans reached $195 million. Sub prime loans carry profit margins that can be more than twice the profit margins of conforming / government loans which further amplified the effect of increased sales activity.

          The other major factor responsible for the increase in revenues was interest income. The Company earns interest income on the loans it originates at the note interest rates from the time it funds the loan until the loan is sold to third party investors. Sub prime loans typically carry note interest rates that can be 2% to 4% higher than rates on conforming / government loans. Management successfully established warehouse borrowing facilities late in 1997 that allowed the Company the opportunity to hold loans longer before sale to an investor. As a result of the higher loan funding levels, longer holding period and higher note rates on the sub prime portion of the Company's portfolio, interest income increased from only $516,128.52 during the same Nine months last year to $2,969,632 for the Nine months ended September 30, 1998.

          Expenses

          Selling Expenses for the Nine months ended September 30, 1998 were $6,326,156, which represents an increase of $3,047,424 from the same Nine months last year. The higher level of Selling Expenses was related to the higher commission costs driven by the increase in total loans originated. As a percentage of loans originated, Selling Expenses decreased by .13% between the comparable Nine months period ended September 30, 1998 and 1997.

          General and Administrative Expenses were $11,189,888 during the Nine months ended September 30, 1998 which was an increase of $7,051,795 over the same comparable period last year. Compensation related expenses, including temporary services, accounted for $6.7 million or 55% of this increase. The growth in loan origination activity created an immediate need for administrative and operational staffing increases. Management believes that the staffing infrastructure currently in place is capable of supporting the Company's planned growth through the remainder of 1998 without further significant increases.

          The growth in branch locations and business volume resulted in increased occupancy and equipment related expenses. Occupancy costs in the Nine months ended September 30, 1998 increased by $415,697 over the same comparable period last year. Equipment related expenses of depreciation and leasing charges were up by $302,172 in the first Nine months of 1998 over the same comparable period in 1997. The occupancy and equipment related expense increases represented approximately 10.2% of the total G&A expense increases.

          General office expenses related to office supplies and postage costs were also higher in the first Nine months of 1998 vs the same comparable period in 1997. This category of expenses was up by $274,089 and accounted for 3.89% of the total G&A increase. These expense increases are consistent with the added branch locations and overall increase in business activity.

          Professional service fees, primarily accounting and legal, were $750,461 higher in the first Nine months of 1998 over the same comparable period in 1997, and reflect the additional effort required to support the company's increased reporting activities as an SEC registrant in 1998. The Company was still a closely held "S" corporation during the first Five months of 1997, and so the Company needed much less support in the area of accounting and legal services at that time.

          The final significant increase in G&A expenses occurred in the area of loan loss provision, which was up $1,126,964 between the first Nine months of 1997 and 1998. The Company's higher lending activity coupled with the introduction of higher risk sub-prime loan originations required the establishment of a correspondingly higher reserve against potential loan losses.

          Interest Expense is primarily the cost of funds borrowed from warehouse lenders to fund the Company's loan originations during the holding period between funding and sale to an investor. During the Nine months ended September 30, 1998, interest expense was $3,013,498, which was $2,677,067 higher than the same comparable period last year. This increase was due to extending the holding period of loans while increasing the absolute size of loans being held in warehouse.

          Net Income (Loss)

          The Company generated a net loss before taxes of ($7,410,754) in the Nine months ended September 30, 1998 vs. a loss before taxes of ($ 1,353,448) during the same comparable period last year, an increase of $6,057,306. The operating losses experienced by the Company during the Nine months ended September 30, 1998 were significantly impacted by several non-recurring events, primarily during the second quarter. The most significant impact involved an increase in reserves for potential future loan losses of $690,857 which was recorded at the end of the second and third quarters. Somewhat related to the loss reserve analysis was the reversal of nearly $300,000 in interest income which had been accrued on non performing loans as long ago as the first quarter of 1997.

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

          And finally, the Company has evaluated it's two mortgage banking operations to clearly determine relative contribution to operating results relative to capital investment required. As a result of this process, it was determined that one of its susidiary's Bankers Direct Mortgage Corporation would be sold and on August 31, 1998 the sale was transacted.

          Comparison for The Three Months Ended September 30, 1998 and 1997

          During the three months ended September 30, 1998 total lending volume was $96 million with 32.1% from BDMC, 62.0% from DMP and 5.9% brokered other lenders. During the three months ended September 30, 1997, total lending volume was $79.7 million with 57.6% from BDMC, 23.1% from DMP and 19.3% brokered to other lenders. Sub prime lending activity from DMP can generate profit margins nearly twice that of BDMC's conforming and government retail production. For that reason management has focused on increasing DMP funding activity. The increase from 19.3% of the total funding volume during the three months ended September 30, 1997 to 62.0% of funding volume during the three months ended September 30, 1998 indicates a very positive trend related to DMP's contribution to company revenues.

          Revenues

          The Company's revenues, including interest income, were $2,679,729 for the three months ended September 30, 1998, which represents a decrease of 150% or $456,184 from the three months ended September 30, 1997 revenues of $3,135,914. This decrease is mainly attributable to the sale of BMDC on August 31, 1998 and lower non-conforming loan sales in the quarter.

          The main factor impacting reduced revenue levels involved loan sales activity, both in terms of the balance of loans sold and of the product mix between conforming / government and sub prime. The majority of revenue from the Company's business activity is recorded upon sale of the loans it has originated to third party investors. In the three months ended September 30, 1998, total loan sales were $98 million vs. $61 million during the same three months last year an increase of 37 million. Although sales volume increased in the current period as compared to the same prior year period it did not increase at the same rate as expenses in the comparable period.

          Expenses

          Selling Expenses in the three months ended September 30, 1998 were $1,851,967, which represents an increase of $317,535 from the same three months last year. The higher level of Selling Expenses was related to the higher commission costs driven by the increase in total loans originated. As a percentage of loans originated, Selling Expenses remained constant at 1.90% of loans originated for both the three months ended September 30, 1998 and 1997.

          General and Administrative Expenses were $3,553,885 during the three months ended September 30, 1998 which was an increase of $1,523,693 over the same three months last year. Compensation related expenses, including temporary services, accounted for $2.2 million or 52.98% of this increase. The growth in loan origination activity created an immediate need for administrative and operational staffing increases. Management believes that the staffing infrastructure currently in place is capable of supporting the Company's planned growth through the remainder of 1998.

          The growth in branch locations and business volume resulted in increased occupancy and equipment related expenses. Occupancy costs in the three months ended September 30, 1998 increased by $97,234 over the same three months last year. Equipment related expenses of depreciation and leasing charges were up by $40,852 in the three months ended September 30, 1998 over the same three months in 1997. The occupancy and equipment related expense increases represented approximately 6.38% of the total G&A expense increases.

          General office expenses related to office supplies and postage costs were also higher in the three months ended September 30,1998 vs. the same three months in 1997. This category of expenses was up by $52,874 and accounted for 3.47% of the total G&A increase. These expense increases are consistent with the added branch locations and overall increase in business activity.

          Professional service fees, primarily accounting and legal, were $357,818 higher in the three months ended September 30, 1998 over the same three months in 1997, and reflect the additional effort required to support the company's increased reporting activities as an SEC registrant in 1998. The Company was still a closely held "S" corporation during the first five months of 1997, and so the Company needed much less support in the area of accounting and legal services at that time.

          The final significant increase in G&A expenses occurred in the area of loan loss provision, which was up $254,465 between three months ended September 30, 1998 and 1997. The Company's higher lending activity coupled with the introduction of higher risk sub-prime loan originations required the establishment of a correspondingly higher reserve against potential loan losses.

          Interest Expense is primarily the cost of funds borrowed from warehouse lenders to fund the Company's loan originations during the holding period between funding and sale to an investor. During the three months ended September 30, 1998, interest expense was $937,948 which was $682,481 higher than the same three month period last year. This increase was due to extending the holding period of loans while increasing the absolute size of loans being held in warehouse.

          Net Income (Loss)

          The Company generated net loss before taxes of $3,127,408 in the three months ended September 30, 1998 vs. a loss before taxes of $2,443,231 during the same three months last year, an increase of of $684,177. The operating losses experienced by the Company during the three months ended September 30, 1998 were mainly impacted by reduced loan sales in the current quarter.

          And finally, the Company has evaluated it's two mortgage banking operations to clearly determine relative contribution to operating results relative to capital investment required. As a result of this process, it was determined that one of its susidiary's Bankers Direct Mortgage Corporation would be sold and on August 31, 1998 the sale was transacted.

          Financial Condition

          September 30, 1998 compared to December 31, 1997:

          Cash in banks, net of overdrafts, decreased $1,572,166 to $133,050 at September 30, 1998 from $1,705,216 at December 31, 1997. The net decrease resulted from a the losses incurred through the third quarter ended September 30, 1998 The overdraft at December 31, 1997 was fully funded in the first quarter of 1998.

          Mortgage loans held for sale totaled $39,051,170 at September 30, 1998 and relate directly to the warehouse finance facilities debt of $39,532,037. Each of these items increased less than 9% and 12% respectively compared to their respective December 31, 1997 balances.

          Total liabilities excluding warehouse debt increased by $285,110 or 6% from December 31, 1997 to September 30, 1998.

          Capital Expenditures, Liquidity and Capital Resources

          The Company's normal cash requirements are to fund its new loan production, to meet operating expenses, including sales and marketing activities, to satisfy accrued liabilities and accounts payable, to fund expansion of the branch network and to satisfy other liabilities as they become due.

          Cash Flows

          The Company experienced a decrease in cash and cash equivalents of $1,572,166 during the Nine months ended September 30, 1998, compared to a decreasing cash of $117,586 during the same period last year Net cash used in operating activities during the first Nine months of 1998 was $13,506,485 vs. a net cash use of $25,462,305 during the same comparable period in 1997. The single largest component of cash use in the current period was from Mortgage Loans held for sale, which increased by, and used cash of $10,180,189 during the Nine month period ended 1998.

          Net cash used in investing activities totaled $662,984 during the Nine months ended September 30, 1998 as compared to the same period in 1997 when cash used in investing activities was $947,121.

          Net cash provided by financing activities totaled $12,597,303 during the Nine months ended September 30, 1998 vs. net cash used by financing activities of $26,291,840 during the same period last year. The primary source of financing cash provided during the current year was from warehouse borrowings, which is consistent with loan balances being held for sale, issuance of preferred stock and an increase in long term debt.

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

          The Company uses one traditional warehouse line. At September 30, 1998, The utilized and outstanding portions of this warehouse line was $39,129,307. The aggregate warehouse line limit was $50 million and carries interest rates based on LIBOR plus a margin of 125 to 150 basis points or Fed Funds plus a margin of 175 to 250 basis points.

          The company previously had a warehouse line of $15 million with Bank One, Texas, NA, which has been discontinued as of September 30, 1998.The Company's other warehouse line, which is with Nikko Financial Services, has been terminated effective November 30, 1998. As of September 30, 1998, the Company was in violation of the net worth covenant of this agreement. In addition, the company previously had a purchase facility agreement with Fidelity Bank and Trust aggregating $ 25 million. As of September 30, 1998 the use of that facility has been terminated.

          The Company raised additional capital during the quarter ended June 30, 1998 through the issuance of a $1 million, 8% Series "B" preferred stock offering. Additionally, the company issued a convertible subordinate debenture for $1.7 million during the quarter, which subsequent to quarter end, was exchanged for a like amount 10% Series "C" preferred stock. In addition to these transactions, the Company will need additional capital in order to attract and retain new, lower cost borrowing relationships, to fund its current operations and to support its expansion plans. Accordingly, management has entered into an underwriting agreement with Union Trading-Financial Limited for the placement of the Company's Convertible-Redeemable Preferred Stock entirely outside of the United States exclusively to non-U.S. residents. The Preferred Stock Units will be offered at $20 each and will be convertible into the Company's Common Stock at the rate of 1 preferred unit to 2.5 shares of Common Stock on a best efforts basis. The offering is expected to generate net proceeds to the Company of up to $14 million by April 1999 at the rate of $1 million to $2 million per month. On August 19, 1998 the Company received three executed subscription agreements totaling $10.2 million and a confirmation of $3 million on deposit from Union Trading-Financial as the partial net proceeds under this initial subscription.

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

          Management believes that cash from operating activities, together with the proceeds from the planned Series D Convertible-Redeemable Preferred Stock offering and existing borrowing relationships may be sufficient to fund the Company's current operations through the remainder of 1998. There can be no assurance that the Company will be able to obtain an additional capital infusion or obtain new warehouse borrowing relationships in a timely manner. Accordingly, the Company is limited in its ability to fund current operations or achieve its growth objectives due to the fact circumstances mentioned above.

          Capital Expenditures

          Capital Expenditures during the Nine months ended September 30, 1998 were $275,871 which was primarily in the area of computer equipment and computer software. These expenditures were in support of certain system upgrades and production branch expansion.

          Risk Factors

          The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

          o    Possible Delisting of Securities; Risk of Low Priced Stocks

          As of March 31, 1998, June 30, 1998and again as of September 30, 1998, the Company didnot meet the required standards for continued inclusion in the NASDAQ SmallCap Market in that its net tangible assets were below $2,000,000, and the Company has received a formal notice of delisting from NASDAQ. As of November 17, 1998 the Company stock has been delisted from the NASDAQ Small Cap Market and moved to the Over the Counter Bulletin Board Market.

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

          o    Dependence on Availability of Funding Sources

          The Company's ability to originate and purchase mortgage loans depends to a large extent upon its ability to secure financing on acceptable terms. The Company currently funds substantially all of the loans it originates and purchases through borrowings under collateralized loan purchase agreements ("Purchase Agreements") with several commercial banks, which generally are terminable at will by either party. As of November 30, 1998 the Company will no longer have the use of its committed warehouse credit facility with Nikko. The Warehouse credit facility with Bank One, Texas, N.A. ("Bank One") matured on August 31, 1998 and was not renewed at the option of Bank One. The Company's borrowings are in turn repaid with the proceeds received by the Company from selling such loans. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. Accordingly, the failure to renew or obtain adequate funding under the Company's financing facilities or other financing arrangements, or any substantial reduction in the size of or increase in the cost of such facilities, could have a material adverse effect on the Company's results of operations and financial condition. To the extent the Company is not successful in maintaining or replacing existing financing, it may have to curtail its mortgage loan purchase and origination activities, which could have a material adverse effect on the Company's financial condition and results of operations.

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

          o    Managing Potential Growth

          Since its inception, the Company has grown rapidly, and has a total of 142 full-time employees as of September 30, 1998. This growth has placed a significant strain on the company's management and physical and capital resources. The Company anticipates that it will need to reduce personnel in order to implement fully its business restructuring plan. No assurance can be given as to whether, when, if ever, and under what terms the Company will be able to successfully complete this restucturing plan Further, management will be required to successfully maintain relationships with various governmental agencies, real estate professionals, institutional investors, providers of warehouse loans, advertising agencies and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing marketplace. There can be no assurance that the Company's current personnel, systems, procedures and quality and accounting controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage needed and qualified personnel, or that management will be able to identify and exploit existing and potential opportunities. If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected.

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

The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

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