Form 10KSB40
period 1998-12-31
CFI MORTGAGE INC
filed 1999-10-05
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       Or
( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
                         Commission file number:         0-22271

                                CFI MORTGAGE INC.
        (Exact Name of Small Business Issuer as specified in its charter)


                   Delaware
                   --------
        (State or Other jurisdiction of                  52-2023491
        incorporation or organization)                   ----------
                                            (I.R.S. Employer Identification No.)
         631 U.S. Highway #1 Suite 309
         -----------------------------
           North Palm Beach, Florida                        33408
           -------------------------                        -----
    (Address of principal executive office)              (Zip Code)

  Registrant's telephone number, including              561-842-0678
                area code                               ------------
Securities registered pursuant
  to Section 12(b) of the Act::                             None
                                                            ----
Securities registered pursuant
  to Section 12(g) of the Act:                      Common Stock, par value $.01
                                                    ----------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes      X      No
                       -----------    -----------

As of April 14, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $306,153.

As of March 31, 1999, the registrant has 3,826,912 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1998 was $14,164,911.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Transmittal Small Disclosure Format:  Yes             No      X
                                          -----------    -----------

PART I

ITEM 1.       BUSINESS

CORPORATE HISTORY:

         The Company is a holding company whose subsidiaries were rapidly growing mortgage bankers engaged in originating, purchasing and selling nonconforming sub-prime and conventional loans on one-to-four unit properties through its retail, wholesale and consumer finance divisions. (Hereinafter the first person refers to the Company and its subsidiaries unless the context indicates otherwise). The Company operated primarily in the State of Florida. The Company's business strategy was and will be in the future to increase profitably the volume of its loan originations and purchases. All loan applications, whether originated or purchased by the Company, were and will be subject to the Company's underwriting criteria and the guidelines set forth by the relevant governmental loan program or private investors, as applicable. The Company previously sold and in the future intends to sell substantially all of the mortgage loans it originates or purchases, together with the related mortgage servicing rights, to institutional purchasers, including national and regional commercial banks and other mortgage lenders.

         All of the Company's operations were conducted through its wholly owned subsidiaries, Bankers Direct Mortgage Corporation, a Florida corporation (hereinafter referred to as BDMC) and Direct Mortgage Partners, Inc., a Delaware corporation (hereinafter referred to as DMP). BDMC was incorporated in Florida as Creative Industries, Inc. in April 1989. In October 1990, Creative Industries, Inc.'s name was changed to Creative Financing, Inc. In May 1995, Creative Financing, Inc.'s name was changed to CFI Mortgage Corporation. CFI Mortgage Corporation changed its name to Bankers Direct Mortgage Corporation in 1997. DMP was incorporated in Delaware in August 1997.

         In March 1997, the Company herein, CFI Mortgage Inc. was incorporated in Delaware, and immediately prior to a public offering, Vincent J. Castoro and Christopher C. Castoro, who owned all of the issued and outstanding common stock of BDMC (the "Existing Stockholders"), contributed their shares of common stock of BDMC to the Company in exchange for 1,200,000 shares of common stock when the total outstanding shares of common stock of the Company was 2,200,000 shares (the "Exchange"). From April 1989 until the time of the Exchange, BDMC was treated under Subchapter S (an "S corporation") of the Internal Revenue Code of 1986, as amended. Simultaneous with the Exchange, BDMC ceased to be treated as an S corporation.

         CFI common shares were traded on the NASDAQ small cap market system under the symbol CFIM until November 17, 1998 at which time the Company's securities were moved to the Over the Counter Bulletin Board.


BANKRUPTCY PROCEEDING:

On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provides for an infusion of $800,000 by a lender, which is secured by CFI's assets. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the company per $80,000 funded to the Company. Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI. The Plan was confirmed on August 2, 1999.CFI will no longer threatened by any litigation, claims, and assessments on a cash basis, which may have existed as of December 31, 1998. The only liabilities the company can incur would be an additional common stock distribution to a creditor whom the company has objected to their claim and the court might award an additional distribution over the amount the company had scheduled in its Bankruptcy filings. The company believes in the validity of the amount due creditors in its Bankruptcy Filings. In the event that the Company losses some or all of the claims objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeds the amount scheduled on the companies Bankruptcy filings. The overage to the creditors would be paid in the Company's Common Stock. The dilution tied to the Bankruptcy reorganization is significant. The Company has 3,826,912 Common Shares Outstanding. The result of the Reorganization Plan will result in the distribution of approximately 7,767,820 shares of Common Stock. Additional issuance of stock may be required pending the outcome of the claim objections pending.

PLAN OF REORGANIZATION:

See attached exhibits of the amended plan of reorganization (Exhibit 1) and amended disclosure statement (Exhibit 2) as filed with the courts.



EVENTS LEADING TO THE CHAPTER 11 PETITION:

         Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated and in some cases investor yield requirements increased some 200 basis points. This in turn significantly devalued the Company's loans held for sale and subsequent revenues.

         The Company previously had a warehouse line of $15 million with Bank One, Texas, NA., which was discontinued as of September 30, 1998. The Company's other warehouse line, which was with Nikko Financial Services, was terminated effective November 30, 1998. As of September 30, 1998, the Company was in violation of the net worth covenant of this agreement. In addition, the Company previously had a purchase facility agreement with Fidelity Bank and Trust aggregating $25 million. As of September 30, 1998 the use of that facility was terminated. Upon termination of the warehouse line with Nikko, further advances for new loan funding could only be under a repurchase agreement which provided Nikko with the ability to evaluate whether or not it would enter into any new transactions with the Company. The Company no longer had a committed warehouse facility. Given that Nikko could decline the Company's request to fund loans after November 30, 1998, the Company was not able to make loan-funding commitments beyond November 30, 1998.

         As of March 31,1998 and again as of June 30,1998, the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small-Cap Market in that its net tangible assets had fallen below $2,000,000 and so the Company received a formal notice of de-listing from NASDAQ. On July 31, 1998 the Company appealed the notice of de-listing at an oral hearing and awaited a final decision from NASDAQ. On November 17, 1998 NASDAQ informed the Company by letter that a determination had been made to de-list the Company's securities from The NASDAQ Stock Market effective with the close of business on November 17, 1998.

         The Company attempted a non-bankruptcy workout with its creditors. The Company received a commitment from an investor to re-capitalize the Company with up to $2 million if the Company could restructure its then-existing liabilities. Accordingly, the Company presented a voluntary, non-bankruptcy plan of reorganization to all its creditors (and those of its subsidiaries) wherein all creditors were offered 1 share of the Company's common stock for each dollar owed.

         The success of that reorganization plan was dependent on full acceptance by all of the Company's creditors and the consent of its underwriters to issue the related common shares. All creditors did not accept the Company's common shares in lieu of payment, and the underwriters did not consent to the issuance of the underlying shares, which resulted in the investor not agreeing to re-capitalize the Company.

         The Company disclosed in a letter to the creditors that in the event that the voluntary plan was not successful by December 11, 1998, management intended to seek liquidation of the Company though the filing of a Chapter 7 bankruptcy action on December 14, 1998." Prior to a Chapter 7 bankruptcy petition being filed, the Company consulted with its bankruptcy counsel, Kevin
C. Gleason, and was advised that a plan similar to the attempted workout could be accomplished through a petition under Chapter 11 of the bankruptcy code, without the need for the unanimous consent of the creditors. With its only alternatives being liquidation under Chapter 7, or an reorganization under Chapter 11, the Directors elected to seek a course of action under reorganization.

         The substantial decrease in the Company's net worth from November 24, 1998 through March 10, 1999 was overwhelmingly due to the devaluation of the mortgage portfolios of the Company's subsidiary, DMP.


CURRENT BUSINESS:

         CFI Mortgage Inc. (the "Company") is a diversified financial services company headquartered in North Palm Beach, Florida. The Company provides mortgages and mortgage-related services to individuals indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, underwrites and funds residential mortgage loans that are sold on an individual basis to institutional and private investors. The Company originates loans that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk. See amended plan of reorganization.

PREVIOUS BUSINESS:

         The Company operated two wholly owned subsidiaries, BDMC, the Company's retail production arm originating both conforming and non-conforming products, and DMP, the non-conforming production platform for the Company. DMP originated non-conforming loans on a wholesale basis through mortgage brokers, mortgage bankers and lenders.

         The Company's retail production subsidiary, BDMC, operated through standalone branches located in Florida and Colorado. Commissioned loan officers sourced the business through realtors and builders or other contacts. Applications were taken primarily in face-to-face interviews either by hand or on laptop computers. The loan officer submitted the application to the branch office for processing either in hard copy or through electronic transfer via modem. For conforming loans, application information was transmitted through the Federal National Mortgage Association's ("FNMA") automated underwriting system. The applications were then processed in accordance with the required conditions. For all other loan types, applications were processed in the branch with verifications collected for key financial information with a complete credit file submitted to the centralized underwriting area. Certain loan types required the investor to underwrite the loan. In these situations, the centralized underwriting area submitted the application package to the Investor for approval. Once a loan was underwritten, the branch collected the conditions required by underwriting for approval. When all conditions had been satisfied, the branch submitted a request to close to the centralized closing area. Closing documents were generated through the Company's closing department preparation software and the loans were then closed by approved closing agents who had executed closing agreements and provided insured closing letters from title insurers.

         The loan programs offered reflected guidelines and terms, which match those, published by approved investors. The pricing offered the Loan Officers was generated from a pricing model, which priced to generate a specific dollar profit on each loan regardless of loan size. That philosophy had allowed the Company to price larger, more efficient loans aggressively, which had increased its average loan size. When rates and prices are committed to applicants, the interest rate risk was transferred to the ultimate investor by locking the rate and price with the Investor based upon an agreed to closed loan delivery date.

         Conforming closed loans were shipped to institutional and private investors in accordance with commitments made at the time that the rate and price were guaranteed. Investors then reviewed the loan files and upon clearing any funding conditions, the investor wired the proceeds to the Company's account at the warehouse bank for distribution to pay off the loan and the excess deposited in the Company's operating account to use to fund operations.

         On September 11, 1998 CFI Mortgage Inc. (CFIM) completed the sale of one of its two operating subsidiaries, Bankers Direct Mortgage Corporation
(BDMC), to IMN Financial Corp. (IMNF) by means of a sale of all of the capital stock of BDMC to IMNF. The Sale was made pursuant to a stock Purchase Agreement dated as of September 4, 1998, the form of which has been previously filed as an exhibit with the 8K on September 29, 1998. The purchase price consisted of the assumption of all liabilities of BDMC and IMNF's agreement to pay CFIM one-eighth of one percent of the value of all closed loans by BDMC for the two years following closing. But only if BDMC's operations were profitable in the quarter in which such loans were closed. Further, such payments would only be made if the net book value of BDMC was at least $0 at closing or if less than $0, then such payments will be first be applied to make up any negative net worth in BDMC. The company agreed not to engage in the retail conforming mortgage business conducted by BDMC for a period of five years following the closing. IMNF also hired Vincent J. Castoro, the company's former vice president and a Director as an employee of IMNF as of the closing. Mr. Castoro continues to serve as a director of CFIM. Prior to the consummation of the sale of BDMC, there were no material relationships between CFIM or BDMC or any of their respective officers, directors or affiliates, and IMNF or any of its directors, officers or Affiliates.

         The Company is currently in a claims dispute in the bankruptcy court with the purchaser of BDMC over the assertion by the purchaser that the liabilities of BDMC were materially under-disclosed. The Company alleges that the purchaser reneged on its obligation to pay certain liabilities, which as a result substantially increased the liabilities of the Company due to parent guarantees by CFIM on behalf of BDMC.


          The Company's wholesale production subsidiary, Direct Mortgage Partners, operated through its regional operation hubs located in five states to obtain non-conforming applications and closed loans from mortgage brokers, and mortgage lenders located in nineteen (19) states. Direct Mortgage Partners also had a consumer direct office, which obtained application inquiries in response to direct mail campaigns targeting specific market segments. Each regional center had the capability to process, underwrite, close, and post-close the loans produced in the region.

          The subsidiary's regional operations hubs followed strict procedural and policy guidelines. Credit information was submitted to the hub where the application was credit graded. The grade was then communicated to the broker/lender who completed the processing and submitted the processed application for underwriting, credit approval and pricing. Prior to approval, the operations hubs re-verified credit and depending upon the characteristics of the application re-verified the property value. Applications with Characteristics outside of the published matrices required a second signoff from the centralized credit and compliance area of DMP.

          When loans were approved the closing documents are generated by the operational hub through the closing document preparation software and the loans were then closed by approved closing agents who had executed closing agreements and provided the Company with insured closing letters from title insurers.

          Non-conforming loans were sold on either a flow or bulk basis with the Company distributing listings of closed loans and their characteristics to institutional and private investors who bid on loan(s) on an auction basis. This process improved the Company's execution. The bids were subject to the review of the complete closed loan file, which normally took place on site. Once funding conditions were cleared, the investor's funding occurred as with conforming loans. The loan programs and guidelines offered to the brokers and lenders reflected conservative standards offered by a variety of investors who purchase non-conforming loans routinely from mid-size aggregators such as the Company. The pricing offered the brokers and lenders reflected differences based upon credit grade and loan characteristics within the grade. These differences reflected the adjustments received from the investors for which the Company aggregates product. The ultimate price offered the broker or lender allowed for a specific profit percentage to be earned on each loan. The Company also charged certain fees on each loan at closing to increase revenue and offset operational costs.

         Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated and in some cases investor yield requirements increased some 200 basis points. This in turn significantly devalued the Company's loans held for sale and subsequent revenues.

GENERAL

          CFI Mortgage Inc. (the "Company") is a diversified financial services company headquartered in North Palm Beach, Florida. The Company provides mortgages and mortgage-related services to individuals indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, underwrites and funds residential mortgage loans that are sold on either an individual or bulk basis to institutional and private investors. The Company originates and purchases loans originated that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk. See amended plan of reorganization.

GENERAL BACKGROUND

General Business

                  The Company is a holding company whose subsidiaries were growing mortgage bankers engaged in originating, purchasing and selling nonconforming sub-prime and conventional loans on one-to-four unit properties through its retail, wholesale and consumer finance divisions. (Hereinafter the first person refers to the Company and its subsidiaries unless the context indicates otherwise). The Company operated primarily in the State of Florida. The Company's business strategy was and will be in the future to increase profitably the volume of its loan originations and purchases. All loan applications, whether originated or purchased by the Company, were and will be subject to the Company's underwriting criteria and the guidelines set forth by the relevant governmental loan program or private investors, as applicable. The Company previously sold and in the future intends to sell substantially all of the mortgage loans it originates or purchases, together with the related mortgage servicing rights, to institutional purchasers, including national and regional commercial banks and other mortgage lenders.

         All of the Company's operations were conducted through its wholly owned subsidiaries, Bankers Direct Mortgage Corporation, a Florida corporation (hereinafter referred to as BDMC) and Direct Mortgage Partners, Inc., a Delaware corporation (hereinafter referred to as DMP). BDMC was incorporated in Florida as Creative Industries, Inc. in April 1989. In October 1990, Creative Industries, Inc.'s name was changed to Creative Financing, Inc. In May 1995, Creative Financing, Inc.'s name was changed to CFI Mortgage Corporation. CFI Mortgage Corporation changed its name to Bankers Direct Mortgage Corporation in 1997. DMP was incorporated in Delaware in August 1997.

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

BUSINESS STRATEGY

         The Company's objective is to be a diversified financial service provider specializing in mortgage related services. The key elements of the Company's business strategy are as follows:

   o    Provide its stockholders with superior returns based on profitability.

   o Control growth in stable and improving geographic areas with teams of experienced professionals.

   o Build customer loyalty by providing superior service in all of its production channels, including a diversified product menu, consistent underwriting utilizing automated underwriting whenever possible, and timely closings.

   o Manage all aspects of loan quality in a manner that allows the loans produced through its subsidiaries to command superior pricing from investors.

   o Sell additional mortgage related products and services to its mortgage clients.

   o    Provide additional services linked to the loan process.

   o Develop alternative delivery channels which allow for reduced cost through direct contact with the ultimate customer.

   o Monitor execution alternatives for the sale of mortgage loans and servicing rights to improve profitability.


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

SEASONALITY

         The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of re-sales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancing tend to be less seasonal and more closely related to changes in interest rates. The mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of a mortgage servicing portfolio is generally higher in periods of greater mortgage loan originations.

COMPETITION

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies, depending upon the type of mortgage loan product offered. The Company competes principally by purchasing or originating a variety of types of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors have financial resources substantially greater than that of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale and retail branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues. The top five competitors in the market are a) the Associates, b) Household Financial, c) ContiMortgage Corp., d) Green Tree Financial and e) the Money Store.

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

         There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of all licenses required by the State of Florida to conduct its business operations and for the states were it transacts business. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA mortgage loans are exempt from the effect of such statutes.

ENVIRONMENTAL MATTERS

         To date, the Company has not been required to perform any investigation or re-mediation activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, the Company from time to time forecloses on the properties securing loans. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

         As of December 31, 1998, the Company had 8 employees whom were undertaking the plan of reorganization, as all other subsidiary operations had ceased. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

         The Company's executive and administrative offices are located at 631 U.S. Highway # 1, Suite 309, North Palm Beach, Florida 33408, where the Company leases from a stockholder on a month to month basis and certain office equipment on various operating leases.

         The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charge. The Company considers its facilities to be satisfactory for its current needs.

ITEM 3.  LEGAL PROCEEDINGS:

         As a result of the confirmation of the bankruptcy plan, the Company is no longer threatened with any litigation, claims and assessments which may have exited as of year end December 31, 1998.

         The Company is aware of an additional suit pending against Christopher Castoro and Don L. Lashbrook by Thomson, Kernighan & Co. The Company is not a party to the suit.

         The Company was served on August 17, 1999 with a lawsuit from the "Unofficial Creditors Committee" seeking $10,000,000 in damages. All of the former officers and directors of the Company were named as well Gulf Insurance Company, the Company's Officer & Directors insurance carrier. The Company, its Directors and former Directors and former Officers believe the suit to be without merit and intend to vigorously defend the action.

         In the event an objection to a claim is made, such objection shall preclude the consideration of such claim as "allowed" for purposes of timely distribution in accordance with the Plan. The Disbursing Agent shall escrow sufficient shares of common stock to cover all potential distributions with respect to claims that have objections filed against them. The Company has filed objections to the substantial claims. See attached exhibit (Exhibit 3) for all disputed claims that if adjudicated against the Company in bankruptcy court will result in payment of one share of common stock being issued for every one dollar ($1.00) owed. Claims objections are being done post-confirmation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II


ITEM 5.  PRICE RANGE OF COMMON STOCK

         Effective May 27, 1997 the Company's Common Stock was included for quotation on the NASDAQ Small-Cap Market under the symbol "CFIM." As of March 31, 1998 and again as of June 30, 1998, the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small-Cap Market in that its net tangible assets had fallen below $2,000,000 and so the Company had received a formal notice of De-listing from NASDAQ. On July 31, 1998 the company appealed this notice at an oral hearing and had been waiting a final decision from NASDAQ. On November 17, 1998 NASDAQ informed the Company by letter that a determination had been made to delist the Company's securities from The NASDAQ Stock Market effective with the close of business on November 17, 1998. The following table sets forth the time periods indicated the range of the high and low close prices for the Company's Common Stock on the NASDAQ Small-Cap Market and OTC-Bulletin Board Market.

-----------------------------------------------------------
    1997                            High         Low
-----------------------------------------------------------
Second Quarter                     $ 9.81       $7.12
Third Quarter                      $14.75       $7.37
Fourth Quarter                     $12.25       $7.87


-----------------------------------------------------------
    1998                            High         Low
-----------------------------------------------------------
First Quarter                      $10.00       $5.00
Second Quarter                     $14.56       $6.53
Third Quarter                      $ 8.50       $1.25
Fourth Quarter                     $ 2.37       $0.12


         There were approximately 50 stockholders of record of Common Stock as of March 31, 1998. This number does not include beneficial owners holding shares through or "street" names. The Company believes that it has more than 800 beneficial holders of Common Stock.

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

         During the third quarter there were additional conversions of preferred stock to common shares. On July 31, 1998, 500 shares of the Series B preferred stock plus accrued interest of $3,397 were converted into 100,679 shares of CFI common stock and on August 10, 1998, 560 shares of the Series A preferred stock plus accrued interest of $30,684 were converted into 224,736 shares of CFI common stock. On September 10, 1998 100 shares of the A preferred stock plus accrued interest of $ 6,334 were converted to 75,817 shares of CFI common stock. On September 24, 1998 100 shares of the A preferred stock plus accrued interest of $ 6,465 were converted to 78,899 shares of CFI common stock. On October 2nd, 1998 150 shares of the A preferred stock plus accrued interest of 9,961 were converted to 125,993 shares of common stock.

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

         Redemption of Convertible Subordinate Debenture in exchange for Convertible Preferred Stock. On May 18, 1998 the company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August19, 1998 the company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd. Following the filing of the bankruptcy petition in March of 1998, during the bankruptcy proceedings, the Company reached a settlement with the holder for the exchange of 2,500,000 shares of common stock for 1,700 shares of convertible preferred stock.

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

OTHER EVENTS

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

         The Company has since been notified that the transaction in "c" and "d" above was never consummated.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES SET FORTH THEREIN.


GENERAL

         The Company operated two wholly owned subsidiaries, BDMC, the Company's retail production arm originating both conforming and non-Conforming products, and DMP, the non-conforming production platform for the Company. DMP originated non-conforming loans on a wholesale basis through mortgage brokers, mortgage bankers and lenders.

         The following comparative analysis and discussion may be misleading due to the following. Information includes nine months of operations of Bankers Direct Mortgage Corporation "BDMC" and eleven months for Direct Mortgage Partners "DMP", and the subsequent filing for a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code.

         On September 11, 1998 CFI Mortgage Inc. (CFIM) completed the sale of one of its two operating subsidiaries, Bankers Direct Mortgage Corporation
(BDMC), to IMN Financial Corp. (IMNF) by means of a sale of all of the capital stock of BDMC to IMNF. The Sale was made pursuant to a stock Purchase Agreement dated as of September 4, 1998, the form of which has been previously filed as an exhibit with the 8K on September 29, 1998. The purchase price consisted of the assumption of all liabilities of BDMC and IMNF's agreement to pay CFIM one-eighth of one percent of the value of all closed loans by BDMC for the two years following closing. But only if BDMC's operations were profitable in the quarter in which such loans were closed. Further, such payments would only be made if the net book value of BDMC was at least $0 at closing or if less than $0, then such payments will be first be applied to make up any negative net worth in BDMC.

         Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated and in some cases investor yield requirements increased some 200 basis points. This in turn significantly devalued the Company's loans held for sale and subsequent revenues.

         The Company previously had a warehouse line of $15 million with Bank One, Texas, NA., which was discontinued as of September 30, 1998. The Company's other warehouse line, which was with Nikko Financial Services, was terminated effective November 30, 1998. As of September 30, 1998, the Company was in violation of the net worth covenant of this agreement. In addition, the Company previously had a purchase facility agreement with Fidelity Bank and Trust aggregating $25 million. As of September 30, 1998 the use of that facility was terminated. Upon termination of the warehouse line with Nikko, further advances for new loan funding could only be under a repurchase agreement which provided Nikko with the ability to evaluate whether or not it would enter into any new transactions with the Company. The Company no longer had a committed warehouse facility. Given that Nikko could decline the Company's request to fund loans after November 30, 1998, the Company was not able to make loan-funding commitments beyond November 30, 1998.

         On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Company's Chapter 11 Plan of Reorganization was confirmed on August 2, 1999.

         Comparison for year ended December 31, 1998 and 1997. The primary source of the Company's revenue is from activities related to providing homeowner financing solutions through either Bankers Direct Mortgage, the Company's retail conforming and government insured mortgage banking subsidiary, Direct Mortgage Partners, the Company's wholesale sub prime lending subsidiary, or by brokering loans to other lenders who provide a competitive product for the particular type of loan required.


RESULTS OF OPERATIONS


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         For 1998, revenues increased $5,897,647 (71.34%) to $14,164,911 in 1998 from $8,267,264 in 1997. Commissions and fees increased by $2,551,937 (38%) to $9,267,178 from $6,7715,241 in 1997. The increase in commissions and fees were primarily attributable to an increase in sub-prime wholesale production volume.

         Interest income increased $3,345,710 (215.57%) to $4,897,733 in 1998 from $1,552,023 in 1997. The increase in interest income was primarily due to the Company increasing its sub-prime origination's, which carry a higher interest rate than that of conforming loans, combined with holding mortgage loans for sale longer and thus earning additional interest income over this time period. Total loan volume in 1998 was $525,000,000 compared to $257,000,000 in 1997, an increase of $268,000,000 representing a 104.28% increase.

         Total expenses increased $16,122,939 (113.40%) to $30,340,704 in 1998 from $14,217,765 in 1997. The expenses increased at a much faster rate than total revenues primarily due to not realizing during 1998 economies of scale and the efficiencies associated with the Company's implementation and investment in technology, and due to the addition of experienced staff. Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated and in some cases investor yield requirements increased some 200 basis points. This in turn significantly devalued the Company's loans held for sale and subsequent revenues. The substantial increase in the loan loss provisions from November 24, 1998 through December 31, 1998 was overwhelmingly due to the devaluation of the mortgage portfolios of the Company's subsidiary, DMP. The subsequent filing of a petition for relief under Chapter 11, and workout with warehouse lenders increased loan loss provisions by $7,135,304 or 44% of the increase.


         Selling expenses increased $1,607,210 (30.83%) to $6,820,835 in 1998 from $5,213,625 in 1997. Commissions and benefits accounted for approximately two-thirds of this increase, which was directly related to the increased volume. The remainder was the result of the national expansion and the up-front costs associated with establishing the support functions required for this expansion to be successful.

         General and administrative expenses increased $3,939,106 (53.5%) to $11,325,638 in 1998 from $7,386,532 in 1997. Salaries and benefits accounted for over half of this increase. The Company added senior management personnel experienced in the mortgage industry. Additional expenses were incurred in 1998 as part of the national expansion and the up-front costs associated with establishing the production support functions required for this expansion

         Interest expense increased $3,394,441 (286.30%) to $4,580,049 in 1998 from $1,185,608 in 1997. This was primarily due to the increase in loan volume of 104.28% in 1998 as compared to 1997. In addition, the average cost of borrowings increased due to the rapid growth of non-conforming loans, and loans were aggregated for a longer period of time by the Company to take advantage of bulk sale premiums.

         The Company experienced a loss from continuing operations, before taxes, of $16,175,793 in 1998 compared to a net loss, before taxes, of $5,950,501 in 1997 as a result of the national expansion and the up front costs associated with establishing the support functions required for this expansion. The second, third and fourth quarter losses were significantly attributable to the increases in selling, general and administrative and interest expenses associated with the above activities. The first quarter loss was primarily the result of the seasonality of home sales in Florida. Home sales typically decline in the first quarter of the year due in part to Florida's homestead laws, which reduce a purchaser's taxes resulting in many home purchasers buying before year end. The increased demand at year end tends to drive up administrative costs in the first quarter.

         The Company recorded a one-time gain of $536,664 from the sale of the Bankers Direct Mortgage Corporation, the company subsidiary, to the purchaser, Island Mortgage Network Financial for the assumption of liabilities.


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

         Selling expenses increased $1,937,000 (59.1%) to $5,214,000 in 1997 from $3,277,000 in 1996. Commissions and benefits accounted for approximately two-thirds of this increase, which was directly related to the increased volume. The remainder was the result of the national expansion and the up-front costs associated with establishing the support functions required for this expansion to be successful.

         General and administrative expenses increased $4,249,000 (119.0%) to $7,819,000 in 1997 from $3,570,000 in 1996. Salaries and benefits accounted for over half of this increase. The Company added senior management personnel experienced in the mortgage industry. Additional expenses were incurred in 1997 as part of the national expansion and the up-front costs associated with establishing the production support functions required for this expansion to be successful. During the year ended December 31, 1997, the Company opened two (2) retail production offices, seven (7) non-conforming wholesale offices and one
(1) consumer direct office which sources customers through direct mailings. In addition, the provision for loan losses in 1997 was $432,000, which represented 1.2% of loans held for sale at December 31, 1997.

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


FINANCIAL CONDITION


DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997:

          Cash in banks, net of overdrafts, decreased $1,438,436 to $2,371 at December 31, 1998 from $1,705,216 at December 31, 1997. The decrease was due to having no operational subsidiaries at year end December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company operated on a negative cash flow basis. Historically, the Company's cash requirements include the funding of (i) mortgage originations pending their sale, (ii) the points and expenses paid in connection with acquisition of wholesale loans, and (iii) ongoing administrative and other operating expenses.

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

         . On May 18, 1998 the company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August19, 1998 the company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd.

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

         The Company had relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company entered into a $50,000,000 credit agreement with Bank One on June 30, 1997 and a $50,000,000 warehouse line with Nikko in November 1997. The warehouse line with Bank One, Texas, NA., was discontinued as of September 30, 1998. The Company's warehouse line, with Nikko Financial Services, was terminated effective November 30, 1998. As of September 30, 1998, the Company was in violation of the net worth covenant of this agreement. In addition, the Company previously had a purchase facility agreement with Fidelity Bank and Trust aggregating $25 million. As of September 30, 1998 the use of that facility was terminated. Upon termination of the warehouse line with Nikko, further advances for new loan funding could only be under a repurchase agreement which provided Nikko with the ability to evaluate whether or not it would enter into any new transactions with the Company. The Company no longer had a committed warehouse facility. Given that Nikko could decline the Company's request to fund loans after November 30, 1998, the Company was not able to make loan-funding commitments beyond November 30, 1998.

         For the year ended December 31, 1998, net cash used in operating activities was $14,307,063 resulting primarily from the net loss from the year. The losses were financed by the proceeds from the Company's preferred stock offerings, the use of the credit facilities and long term debt. The cash proceeds from the offerings and long term debt of $2,961,156 were used (i) to fund mortgage loans, (ii) to expand the Company's retail and wholesale divisions and, (iii) for primary marketing and brand recognition and (iv) to purchase new technology and infrastructure. Cash from operating activities, together with funds available under its purchase agreements and other credit facilities were insufficient to fund its operations


HEDGING, INFLATION AND INTEREST RATES

         The Company had actively managed the interest rate risk associated with conforming loans by committing applications to permanent investors at the time that the rate and price are guaranteed to the applicant, with the investor agreeing to honor the rate and price committed provided that the resulting loan is closed and presented for purchase within a specific time frame. The time frame was set with ample time for delivery based on the rate and price expiration date given the applicant.

         The Company had elected not to hedge against the interest rate risk associated with nonconforming loans. This decision was subject to review on an ongoing basis but given the then profit margins and the lack of volatility associated with pricing for nonconforming loans sold on a whole loan basis, the Company decided against employing hedging techniques utilizing costly financial instruments. The period where risk existed was limited since the rate and price are only guaranteed once the application has been approved with whole loan sales of closed loans occurring on a bi-monthly basis.


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

   o Loss of funding sources necessary to originate mortgage loans at profitable margins.
   o Diminished ability to sell loans could cause the Company to require additional funding sources.
   o Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates.
   o    A general economic slowdown.
   o The unanticipated expenses of assimilating newly-acquired business into the Company's business structure, as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.
   o Unpredictable delays or difficulties in the development of new product programs.
   o Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoptions of new, or changes in accounting policies and practices and the application of such policies and practices.
   o The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation, the ability or inability of the Company to hedge against fluctuations in interest rates.
   o The ability or inability of the Company to continue its current practices relating to mortgage loans held for sale.
   o    Increased competition within the Company's markets.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective June 23, 1999, the Company engaged Weinick Sanders Leventhal & Co., LLP as its independent public accountants to audit its financial statements in place of Grant Thornton L.L.P. ("Grant Thornton"), the "Former Accountants".

         The report of the Former Accountants on the Company's financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. For the year ended December 31, 1997 there were no disagreements between the Company and the Former Accountants with respect to any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The decision of the Company to replace the Former Accountants with Weinick Sanders Leventhal & Co., LLP as the independent public accountants was unanimously approved by the Board of Directors.

         The Company has not consulted with Weinick Sanders Leventhal & Co., LLP regarding the application of accounting principles or practices to any specific transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Since there was no disagreement between the Company and the Former Accountants on any matter of accounting principles or practices or any reportable events, the Company has not consulted with Weinick Sanders Leventhal & Co., LLP regarding any matter that was the subject of a disagreement or a reportable event.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers:

Name                                     Age               Title

Vincent C. Castoro (1)................. .64        Chairman and Director

Vincent J. Castoro (1)...................30        Director

Christopher C. Castoro (1)...............32        President, CEO, Director

Thomas J. Healy (2)......................49        Director

Robert J. Thompson  (3)..................49        Director

Paul Garrigues (4).......................42        Chief Financial Officer

Don M. Lashbrook (5).....................45        Chief Operations Officer


(1) Vincent C. Castoro is the father of Vincent J. Castoro and Christopher C Castoro.
(2)  Resigned from the Company as Director effective November 11, 1998
(3)  Resigned from the Company as Director effective September 3, 1998
(4)  Resigned from the Company as Chief Financial Officer in January 1999
(5) Resigned from the Company as Chief Operations Officer in September 1999 upon the sale of the Company's retail subsidiary Bankers Direct Mortgage Corporation

         Vincent C. Castoro founded the Company's operating subsidiary (Bankers Direct Mortgage Corporation) in April 1989 and has been a director of the Company since its inception date. Mr. Castoro has served as the Chief Executive Officer of the Company since March 1991 and devotes his full business time to the affairs of the Company. Prior to founding the Company, Mr. Castoro was involved it the heating oil distribution business in the, New York metropolitan region.

         Vincent J Castoro had been the President of the Company's operating subsidiary (Bankers Direct Mortgage Corporation) from June 1993 until June of 1997. From June of 1997 he has served as a director of the Company and as Vice President of the Company.

         Christopher C. Castoro has been the Chief Executive Officer and Director of the Company since June 1997. From June of 1993 until June of 1997, Mr. Castoro served as Executive Vice President of the Company.

From April 1989 to June 1993, Mr. Castoro served as the Secretary and Treasurer of the Company. Mr. Castoro is a member of the Mortgage Bankers Association of America, and has served on that organizations Secondary Marketing Committee since 1994. Mr. Castoro also serves as a member of the Advisory Board of the Chase Manhattan Mortgage Corporation.

         Thomas J. Healy has been the Director of the Mortgage Banking Strategies Group at CoreStates Capital Markets, a division of CoreStates Bank N.A. in Fort Lauderdale since November 1990. From March 1987 to November 1990, Mr. Healy was the, Managing Director of Reserve Financial Management Corp.., an investment banking firm in Miami, Florida. Mr. Healy is a Master Faculty Fellow of the Mortgage Banking Association School of Mortgage Banking and an accomplished lecturer and author in the mortgage banking industry.

         Robert J. Thompson is the, founder of R.Thompson & Company, a lobbying practice formed in 1983 which performs a wide variety of public relations services for both the government and private sector. Prior to founding R. Thompson & Company, Mr. Thompson served in the White House as Special Assistant to President Ronald Reagan and Deputy Director of Legislative Affairs from February 1982 to November 1982 after serving as Executive Assistant for Congressional Relations to then Vice President George Bush.

         Paul R. Garrigues has been the Chief Financial Officer of the Company since April 1998. From March 1992 through April 1998, Mr. Garrigues served as the Chief Financial Officer of Monument Mortgage, Inc., a Walnut Creek, CA. Mortgage banking company and wholly owned subsidiary of Finet Holdings Inc (NASDAQ:FNHC).

         Dusty Lashbrook served as Chief Operations Officer for the Company since May of 1997. From March 1996 until May of 1997 he served as senior vice president of risk management for Citizens Mortgage Corporation. From February 1994 through February 1996 Mr. Lashbrook served as the Director of risk management for Barnett Mortgage Company. Mr. Lashbrook has over 20 years of Management experience and has previously sat on the Southeast Regional FNMA Advisory Board.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation of the Company's Chief Executive Officer for the three fiscal years ended December 31, 1998. The remuneration described in the table does not include the cost to the Company of benefits furnished to the Executive Officer, including premiums for health insurance and other benefits provided in connection with the conduct of the Company's business. The value of such benefits did not exceed 10% of the Executive Officer's cash compensation.

                                             Annual Compensation
                                    Fiscal   -------------------    Other Annual
Name and Principal Position         Year       Salary     Bonus     Compensation
---------------------------         ----       ------     -----     ------------

Christopher C. Castoro
Chief Executive Officer  .........  1998       $91,666     ___            ___
                                    1997       $87,500     ___            ___
                                    1996       $71,623     ___            ___

         No options or other form of long-term compensation were granted to, or exercised or held by, the named executive officers during the year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 27, 1999 (i) by each person known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors; and (iii) all directors and executive officers of the

Company as a group. The address of each person listed below is 631 U.S. Highway One, Suite 309, North Palm Beach, Florida 33408, unless otherwise indicated.



Name of Beneficial Owner                    Number of Shares    Percentage Owned
Vincent C. Castoro.......................                0               0%
Vincent J. Castoro.......................          600,000            15.7%
Christopher C. Castoro...................          355,000             9.3%
Rodger W. Stubbs.........................          200,000             5.2%
All directors and executive officers
  As a group (four persons)..............        1,155,000            30.2%


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

In May of 1997 Vincent C. Castoro, the Company's Chairman, loaned $200,000 to Bankers Direct Mortgage Corporation (prior to the name change from CFI Mortgage Corporation to Bankers Direct Mortgage Corporation) a wholly owned subsidiary of the Company. In May of 1997, BDMC repaid $100,000 of the $200,000 owed to Vincent Castoro. Bankers Direct Mortgage Corporation then repaid Vincent Castoro the balance of $100,000 debt, plus interest of $14,000, in July of 1998. Vincent Castoro then loaned an additional $100,000 in July 1998 to the Company, which remains unpaid. Vincent Castoro has made a claim in the bankruptcy court for the amount still outstanding.

ITEM 13.  SUBSEQUENT EVENTS.


On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provided for an infusion of $800,000 by a lender (Ronco), which is secured by CFI's assets. The Ronco Funding subscription represents Class 1 of CFI Mortgages Inc.'s Creditor class in regards to the Companies Bankruptcy Reorganization plan.. Ronco, or its assigns, shall have the option to convert the amount of the loan to common stock of the Company pro rata, at the rate of 2 percent of the outstanding common shares of the Company for each $80,000 of gross disbursements. Such shares to be determined after the Effective Date, and to represent two percent (2%) of the Company's outstanding common stock after distributions to claimants in Classes 2 and 3. A warrant for one share of the stock of the Company will also be issued to Lender, or its assigns, for each share of common stock issued to Ronco pursuant to the Agreement with the Company.

Subsequently, as of September 27, 1999 Ronco Funding, Inc. has subscribed a gross amount of $284,000. The Company was funded $256,000 which was less the $28,000 in funding commissions due to the agent of Ronco Funding. The Funding to date represents (when converted) an approximate seven percent (7%) equity interest. The Company was granted an extension on September 15, 1999 by the bankruptcy court extending the time Ronco Funding, Inc and or its assigns, has to fulfill the $800,000 subscription until October 1, 1999. There can be no assurances that any additional subscriptions will be made.

On June 28, 1999 the Company's Amended Plan of Reorganization was approved. On August 2, 1999 the Company's bankruptcy reorganization was confirmed.

Subsequent to the March 10, 1999 petition for relief filing under Chapter 11, the following material agreements were made through the bankruptcy proceedings. An agreement was reached to conduct an assignment for the benefit of creditors for the Company's subsidiary Direct Mortgage Partners for the benefit of its creditors. In addition, by request of the major creditors of the Company, a mechanism was included in an amendment to the plan and the order confirming the plan, which preserves any and all causes of action held by the unofficial creditors committee, before or after commencement of the case, to be prosecuted post-confirmation, at the unofficial creditors committee's expense.

EXHIBIT:  CFI MORTGAGE INC -- CLAIM OBJECTIONS


CLM         CREDITOR             DATE       OBJ      BASIS               CLAIM             PROP
#                                            #       OBJECT              AMOUNT            DISP

30          LAING                                    1 - DMP
62          PALISADES            7/6        1, 8     8 - REJECT
                                                     IMPROPER            30-14,248.90
                                                     CALC                62-147,918.19     Objections pending

157         K. ALEXANDER         7/6        7        DMP                 207,816.00        Claim disallowed

158         NORWEST MTG          7/2        7        DMP                 2,318,000.00      Objection pending


146         PEARL PROP           7/2        7        DMP                 106,894.57        Objection pending

152         LASHBROOK            7/2        8        BDMC                500,000.00        Objection pending
                                                     NO DOC

126         BANK ONE             7/1        8        REJECT -            70,000.00         Objection pending
            TEXAS                                    COLLATERAL
            LEASE                                    VALUE

127         ICON                 7/1        8        REJECT -            127-20,802.74
128                                                  COLLATERAL          128-45,841.91     Objection pending
                                                     VALUE

105         D. BIYLER            6/24       5        DMP                 17,114.00         Claim disallowed

57          ROBERT               6/24       5        DMP                 27,953.86         Claim disallowed
            HALF
            INTERNAT'L

101         J. SANDERS           6/22       2        DMP                 15,974.00         Claim Disallowed

133         IMC MTG              6/22       5, 7     5 - DMP             253,324.81        Objection pending
                                                     7 - DMP

117         J. MILLER            6/21       4        DMP                 1,432.00          Claim disallowed

99          B. ELDRIDGE          6/21       3        DMP                 5,667.00          Claim Disallowed



CLM           N/C/M            HEARING
#                              DATE

30
62



157           7/21             done

158


146

152


126



127
128


105           7/21             done

57            7/21             done



101           7/20             done

133


117           7/20             done

99            7/20             done

134         APPONLINE            6/21       8        U/C/D               822,919.45        Objection pending

SCH         D. GARCIA            6/18       5        DMP                 7,396.00          Claim disallowed

118         M. GRAVES            6/18       4        DMP                 7,289.31          Claim disallowed

                                                                         75-1,385.40 -exp  75- Claim disallowed
75, 77      R. CHARLES           6/18       2        DMP                 77-4,144.00 - P   77- Claim disallowed

SCH         M. GILLEY            6/16       4        DMP                 2,032.00          Claim disallowed

44, 47                                                                   44-4,430 (P)      44- Claim disallowed, superceded
55, 56      N. FRANCIS           6/16       2, 5, 7  ALL DMP             47-14,918 (U)     47- Claim disallowed, superceded
                                                                         55-4,430 (P)      55- Claim disallowed
                                                                         57-14,918 (U)     57- Claim allowed

111         S. HALL              6/14       4        DMP                 4,203.00          Claim disallowed

82          BRANNOCK             6/14       8        VARIOUS             82-150,000        82- Claim disallowed, superceded
151                                                                      151-150,000       151-Claim allowed in name of Inverrary
                                                                                           Trace

83          C. BAKER             6/10       3        DMP                 3,967.00          Claim disallowed

86          M. FLOYD             6/10       1        DMP                 5,861.00          Claim disallowed

23          SAF FINAN            6/7        1        DMP                 786.55            Claim disallowed

76          J. KELLY             6/7        2        DMP                 35,721.00         Claim disallowed

107         J. GUNTHER           6/7        3        DMP                 17,500.00         Claim allowed

63          PLANTATION           6/7        5        DMP                 102,811(U)        Objection pending
            PARTNERS                                                     5,488 (P)

102         ATLANTIC             6/7        3        DMP                 768.00            Claim disallowed
            ELEVATOR

4           APPRAISAL            6/7        4        DMP                 46,190.00         Claim disallowed
            ENHANCE
            (OUSSLEY)

1           MINNESOTA            6/3        4        DMP                 51,129.42         Objection pending
            BANK


134

SCH           7/20             done

118           7/20             done

              7/20             done
75, 77        7/20             done

SCH           7/20             done

44, 47                         done
55, 56                         done
                               done
              7/21             done

111           7/20             done

82            7/21             done
151                            done


83            7/20             done

86            7/20             done

23            7/20             done

76            7/20             done

107           7/20             done

63


102           7/20             done


4                              done





91          H. COX               6/1        3        DMP                 64,513.89         Claim disallowed

27          R. DAWE              UNK        6, 8     6 - S/H POC         44,000 shares     Claim allowed
                                                     8 - LACK OF
                                                     DOC

26          K. JORGE             UNK        1        DMP                 7,678.00          Claim disallowed

Sch         G. SAMARO            UNK        4        DMP                 1,044.00          Claim disallowed

144         L. CAMACHO           UNK        4        DMP                 5,290.00          Claim disallowed

52          BANK ONE TEXAS                  10       Collateral,         2,063,969.37      Objection pending
                                                     $318,545.03

51          VINCAM                          11       not a liability     708,166.00        Objection pending
                                                     of CFI

136         NIKKO                           11       improper amount     3,792,391.19      Objection pending


137         FIDELITY                                                     776,796.17        Claim allowed as filed - no objection
                                                                                           filed

145         THOMSON KERNAGHAN               11       1,700,000 agreed,   2,500,000.00      Objection pending
                                                     balance in dispute


91            7/20             done

27                             done



26            7/20             done

Sch           7/20             done

144           7/20             done

52


51


136


137




                       CFI MORTGAGE INC. AND SUBSIDIARIES

                       CONSOIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1998



                                    I N D E X



                                                                                                                  Page No.


Report of Independent Certified Public Accountants .........................................................        F-2


Report of Independent Auditors .............................................................................        F-3


Consolidated Financial Statements:


     Consolidated Balance Sheet as of December 31, 1998 ....................................................        F-4

     Consolidated Statements of Operations
       For the Years Ended December 31, 1998 and 1997 ......................................................        F-5

     Consolidated Statements of Changes in Stockholders' Capital Deficiency
       For the Years Ended December 31, 1998 and 1997 ......................................................     F-6 - F-7

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1998 and 1997.......................................................     F-8 - F-9

     Notes to Consolidated Financial Statements ............................................................    F-10 - F-17

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
CFI Mortgage Inc.


We have audited the accompanying consolidated balance sheet of CFI Mortgage Inc. and Subsidiary as of December 31, 1998, and the statements of operations, stockholders' capital deficiency and cash flows for the year then ended of the Company and its subsidiaries. These financial statements are the responsible of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFI Mortgage Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1998, the Company's liabilities exceeded its assets by $9,871,233 and had a net loss of $13,985,753 for the year ended December 31, 1998. As described in Notes 1 and 2, on March 10, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




New York, N. Y.
July 3, 1999

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998


                                   A S S E T S



Current assets:
  Cash                                                                   $       2,371
  State tax refund receivable                                                   76,621
  Prepaid expenses                                                              53,658
  Due from related parties                                                      86,037
                                                                         -------------
        Total current assets                                                                    $     218,687

Property and equipment, at cost, less
  accumulated depreciation of $87,902                                                                  61,575
                                                                                                -------------

                                                                                                $     280,262
                                                                                                =============


                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable of subsidiary                                                              $   1,539,341

Liabilities subject to compromise:
  Current liabilities:
    Unsecured priority liabilities                                                                     12,900

Unsecured non-priority liabilities:
  Accounts payable                                                       $     948,933
  Due to banks                                                               6,686,000
  Accrued expenses and other current liabilities                               964,321
                                                                         -------------
        Total unsecured non-priority liabilities                                                    8,599,254
                                                                                                -------------
        Total liabilities                                                                          10,151,495

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding - 3,301,391 shares                                   33,014
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2,450 shares                                           25
  Additional paid-in capital                                                10,154,246
  Accumulated deficit                                                     ( 20,058,518)
                                                                         -------------
        Total stockholders' capital deficiency                                                 (    9,871,233)
                                                                                                -------------

                                                                                                $     280,262
                                                                                                =============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Years Ended
                                                                 December 31,
                                                        -----------------------------
                                                            1998              1997
                                                        -----------       -----------

Revenues:
  Commissions and fees                                  $ 9,267,178       $ 6,715,241
  Interest                                                4,897,733         1,552,023
                                                        -----------       -----------
Total revenues                                           14,164,911         8,267,264
                                                        -----------       -----------

Expenses:
  Selling                                                 6,820,835         5,213,625
  General and administrative                             11,325,638         7,386,532
  Interest                                                4,580,049         1,185,608
  Provision for doubtful accounts and loan losses         7,135,304           432,000
  Loss on abandonment of property and equipment             478,878                 -
                                                        -----------       -----------
Total expenses                                           30,340,704        14,217,765
                                                        -----------       -----------

Loss from continuing operations                        ( 16,175,793)     (  5,950,501)
Gain on sale of subsidiary                                  536,664                 -
                                                        -----------       -----------

Loss before provision (credit) for
  income taxes and extraordinary gain                  ( 15,639,129)     (  5,950,501)
                                                        -----------       -----------

Provision (credit) for Income taxes:
  Current                                              (     75,988)                -
  Deferred                                                  331,525      (    558,000)
                                                        -----------       -----------
Total provision (credit) for income taxes                   255,537      (    558,000)
                                                        -----------       -----------

Loss before extraordinary gain                         ( 15,894,666)     (  5,392,501)
Extraordinary gain - forgiveness of debt                  1,908,913                 -
                                                        -----------       -----------

Net loss                                               ($13,985,753)     ($ 5,392,501)
                                                       ============      ============

Basic earnings per common share:
  Loss before extraordinary item                       ($15,894,666)     ($ 5,392,501)
  Less:  Preferred stock dividends                     (    222,241)                -
         Preferred stock discount                      (    300,000)     (    150,000)
                                                        -----------       -----------
  Loss available to common stockholders                ( 16,416,907)     (  5,542,501)
  Extraordinary item                                      1,908,913                 -
                                                        -----------       -----------
Net loss available to common stockholders              ($14,507,994)     ($ 5,542,501)
                                                       ============      ============


Weighted average shares                                   2,563,007         1,783,250
                                                       ============      ============

Earnings per share - basic:
  Loss per share from continuing operations
    before extraordinary item                          ($      6.40)          ($      3.11)
  Extraordinary item                                            .74                      -
                                                        -----------            -----------

Net loss                                               ($      5.66)          ($      3.11)
                                                       ============           ============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                Common Stock           Preferred Stock      Additional
                                                           -----------------------   -------------------     Paid-In
                                                            Shares         Amount     Shares     Amount      Capital
                                                           --------       --------    ------     ------    ----------

Balance at January 1, 1997                                    7,500       $ 7,500          -      $ -     $ 1,234,673

Distribution of investments in 430 Carroll
  Street, Inc. to stockholders on March 26, 1997                  -             -          -        -               -

Exchange of shares of CFI Mortgage Corp.
  for shares of CFI Mortgage Inc.                         1,192,500         4,500          -        -    (      4,500)

Issuance of common stock on May 27, 1997
  as a result of a public offering less expenses
  of the offering of $1,199,475                           1,000,000        10,000          -        -       3,790,525

Issuance of preferred stock on December 31, 1997
  as a result of a private placement less expenses
  of the offering of $178,247                                    -             -       2,060       21       1,821,732

Accretion of preferred stock discount                            -             -          -        -          150,000

Net loss for the year ended
  December 31, 1997                                              -             -          -        -               -
                                                         ----------       -------     ------      ---      ----------

Balance at December 31, 1997                              2,200,000        22,000      2,060       21       6,992,430
                                                         ----------       -------     ------      ---      ----------


                                                                Retained
                                                                Earnings
                                                              (Accumulated
                                                                 Deficit)        Total
                                                              ------------       -----

Balance at January 1, 1997                                    $   167,201     $ 1,409,374

Distribution of investments in 430 Carroll
  Street, Inc. to stockholders on March 26, 1997             (    175,224)   (    175,224)

Exchange of shares of CFI Mortgage Corp.
  for shares of CFI Mortgage Inc.                                      -               -

Issuance of common stock on May 27, 1997
  as a result of a public offering less expenses
  of the offering of $1,199,475                                        -        3,800,525

Issuance of preferred stock on December 31, 1997
  as a result of a private placement less expenses
  of the offering of $178,247                                          -        1,821,753

Accretion of preferred stock discount                        (    150,000)             -

Net loss for the year ended
  December 31, 1997                                          (  5,392,501)   (  5,392,501)
                                                             ------------    ------------

Balance at December 31, 1997                                 (  5,550,524)      1,463,927
                                                             ------------    ------------

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                   Common Stock              Preferred Stock
                                                             -----------------------       -------------------
                                                               Shares        Amount        Shares       Amount
                                                             ---------      --------       ------       ------

Balance at January 1, 1997 (brought forward)                 2,200,000       $22,000        2,060          $21

Conversion of  preferred stock on March 3, 1998                103,427         1,034       (  500)        (  5)

Prefered dividends paid in stock on March 3, 1998                2,040            21            -            -

Issuance of preferred stock on June 30, 1998                         -             -        1,000           10

Accretion of preferred stock discount                                -             -            -            -

Conversion of preferred stock on July 31, 1998                 100,000         1,000       (  600)        (  6)

Preferred dividends paid in stock on July 31, 1998                 679             7            -            -

Conversion of preferred stock on August 10, 1998               214,254         2,142       (  560)        (  6)

Preferred dividends paid in stock on August 10, 1998            10,482           105            -            -

Conversion of debt on August 19, 1998                                -             -        1,700           17

Conversion of preferred stock on September 18, 1998             71,301           713       (  100)        (  1)

Preferred dividends paid in stock on September 18, 1998          4,516            45            -            -

Conversion of preferred stock on September 24, 1998             74,106           741       (  100)        (  1)

Preferred dividends paid in stock on September 24, 1998          4,793            48            -            -

Conversion of preferred stock on October 2, 1998               118,110         1,181       (  150)        (  1)

Preferred dividends paid in stock on October 2, 1998             7,868            79            -            -

Issuance of common stock on October 16, 1998
  for underwriting fees                                        150,000         1,500            -            -

Conversion of preferred stock on November 3, 1998              224,098         2,241       (  300)        (  3)

Preferred dividends paid in stock on November 3, 1998           15,717           157            -            -

Preferred stock dividends                                            -             -            -            -

Net loss for the year ended December 31, 1998                        -             -            -            -
                                                             ---------       -------        -----          ---

Balance at December 31, 1998                                 3,301,391       $33,014        2,450          $25
                                                             =========       =======        =====          ===


                                                                                    Retained
                                                                   Additional       Earnings
                                                                    Paid-In       (Accumulated
                                                                    Capital          Deficit)       Total
                                                                    --------         ---------      -----

Balance at January 1, 1997 (brought forward)                     $ 6,992,430    ($ 5,550,524)    $ 1,463,927

Conversion of  preferred stock on March 3, 1998                 (      1,029)              -               -

Prefered dividends paid in stock on March 3, 1998                      9,842               -           9,863

Issuance of preferred stock on June 30, 1998                         999,990               -       1,000,000

Accretion of preferred stock discount                                300,000    (    300,000)              -

Conversion of preferred stock on July 31, 1998                  (        994)              -               -

Preferred dividends paid in stock on July 31, 1998                     3,390               -           3,397

Conversion of preferred stock on August 10, 1998                (      2,136)              -               -

Preferred dividends paid in stock on August 10, 1998                  27,292               -          27,397

Conversion of debt on August 19, 1998                              1,536,358               -       1,536,375

Conversion of preferred stock on September 18, 1998             (        712)              -               -

Preferred dividends paid in stock on September 18, 1998                6,289               -           6,334

Conversion of preferred stock on September 24, 1998             (        740)              -               -

Preferred dividends paid in stock on September 24, 1998                6,418               -           6,466

Conversion of preferred stock on October 2, 1998                (      1,180)              -               -

Preferred dividends paid in stock on October 2, 1998                   9,882               -           9,961

Issuance of common stock on October 16, 1998
  for underwriting fees                                              250,500               -         252,000

Conversion of preferred stock on November 3, 1998               (      2,238)              -               -

Preferred dividends paid in stock on November 3, 1998                 20,884               -          21,041

Preferred stock dividends                                                  -     (    222,241)   (    222,241)

Net loss for the year ended December 31, 1998                              -     ( 13,985,753)   ( 13,985,753)
                                                                 -----------     ------------    ------------

Balance at December 31, 1998                                     $10,154,246     ($20,058,518)   ($ 9,871,233)
                                                                 ===========     ============    ============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Years Ended
                                                                            December 31,
                                                                     -------------------------
                                                                     1998                 1997
                                                                     ----                 ----

Cash flows from operating activities:
  Net loss from continuing operations                           ($13,985,753)         ($ 5,392,501)
                                                                 -----------           -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Forgiveness of debt                                         (    433,818)                    -
    Abandonment of property and equipment                            478,878                     -
    Depreciation and amortization                                    370,350               181,681
    Stock issued for underwriting fees                               252,000                     -
    Interest accrued on stockholders' loan                             2,750                     -
    Provision for doubtful accounts and loan losses                7,135,304               432,000
    (Provision) credit for deferred tax credit                       331,525          (    558,000)
    (Increase) decrease in assets and liabilities:
      Interest receivable                                            212,783          (    621,751)
      Mortgage loans held for sale                              ( 10,180,189)         ( 36,478,571)
      Other current assets                                            72,635               313,921
      Miscellaneous receivables                                 (     76,621)         (     54,375)
      Prepaid expenses                                               220,553          (    222,918)
      Deposits                                                  (     14,341)         (    118,980)
      Accounts payable, accrued expenses and
         other current liabilities                                 1,306,881             3,021,061
                                                                 -----------           -----------
  Total adjustments                                             (    321,310)         ( 34,105,932)
                                                                 -----------           -----------

Net cash used in operating activities                           ( 14,307,063)         ( 39,498,433)
                                                                 -----------           -----------

Cash flows from investing activities:
  Expenditures for property and equipment                       (    295,405)         (    594,893)
  Payments of related party receivable                                18,390          (     92,615)
                                                                 -----------           -----------
Net cash used in investing activities                           (    277,015)         (    687,508)
                                                                 -----------           -----------

Cash flows from financing activities:
  Warehouse borrowings                                            10,387,292            35,463,034
  Proceeds from issuance of common stock                                   -             3,920,525
  Proceeds from issuance of preferred stock                        1,000,000             1,821,753
  Cash overdraft                                                           -          (    121,449)
  Proceeds from long-term debt                                     1,961,156               377,839
  Payments of long-term debt                                    (    403,590)         (    215,230)
  Loan from stockholder                                              100,000                    -
  Conversion of debt into preferred stock                       (    163,625)                   -
                                                                 -----------           -----------
Net cash provided by financing activities                         12,881,233            41,246,472
                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents            (  1,702,845)            1,060,531

Cash and cash equilvalents at beginning of year                    1,705,216               644,685
                                                                 -----------           -----------

Cash and cash equilvalents at end of year                        $     2,371           $ 1,705,216
                                                                 ===========           ===========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                                                For the Years Ended
                                                                   December 31,
                                                                -------------------
                                                                1998           1997
                                                                -----          ----
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:

    Income taxes                                             $     -        $     -
                                                             ==========     ==========

    Interest                                                 $5,380,239     $1,555,502
                                                             ==========     ==========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                       $  131,781     $     -
                                                             ==========     ==========

  Dividends paid by transfer of investment
    in 430 Carroll Street, Inc.                              $     -        $  175,224
                                                             ==========     ==========



                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998





Note 1 -        PETITION FOR RELIEF UNDER CHAPTER 11.

                           On March 10, 1999, CFI Mortgage Inc. ("CFI")
                commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Southern District of Florida. On June 11, 1999, the bankruptcy court confirmed a plan of reorganization pursuant to which CFI was discharged from any debt that arose before the date of confirmation. As a result of the confirmation of the Plan, CFI is no longer threatened by any litigation, claims, and assessments which may have existed as of December 31, 1998.

                           The Plan provides for an infusion of $800,000 by a
                lender which is secured by CFI's assets. The lender has the option of converting the loan to common stock of CFI at a rate to be determined after the effective date of the Plan.

                           Each general creditor shall receive one share of
                common stock for each dollar of debt in the reorganized CFI.

                           The preferred stockholder of Series "A" and "B"
                convertible preferred stock shall receive 2 million shares of common stock in exchange for the preferred stock in the reorganized CFI.

                           The Company's subsidiary, Direct Mortgage Partners,
                Inc. (DMP) was not a party to the petition for relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. The aforementioned debts are included in the total unsecured non-priority liabilities. As at December 31, 1998 liabilities of DMP that are not guaranteed by CFI amounted to $1,539,341.



Note 2 -        SIGNIFICANT ACCOUNTING POLICIES.

                (a)   Going Concern:

                           The accompanying financial statements have been
                prepared assuming that the Company will continue as a going concern. The Company's ability to return to normal operations is totally dependent on the success of its voluntary plan of reorganization and subsequent additional capital infusion. If this plan is not successful or the additional capital is not forthcoming or is insufficient, management intends to move the Company into a Chapter 7 bankruptcy liquidation.

                           Such conditions raise substantial doubt about the
                Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 -        SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                (b)   Organization:

                           Creative Industries, Inc. was incorporated in the
                State of Florida in April 1989, and operates as a licensed mortgage lender. In October 1990, the Corporation's name was changed to Creative Financing, Inc. and on May 24, 1995 the Corporation's name was changed to CFI Mortgage Corporation ("CFI Mortgage"). CFI Mortgage Inc. was incorporated in Delaware on March 18, 1997. Immediately prior to the initial public offering, the existing stockholders of CFI Mortgage contributed all of their shares of CFI Mortgage common stock to CFI in exchange for 1,200,000 shares of common stock of CFI. Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC"), which was sold on September 11, 1998, and Direct Mortgage Partners Inc., which ceased operations in the 4th Quarter of 1998, CFI has been engaged in originating, purchasing and selling loans secured primarily by first mortgages on one-to-four-residential properties as well as purchasing and selling servicing rights associated with such loans. The loans were both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP). Significant intercompany accounts and transactions have been eliminated in consolidation.


                (c)   Geographic Concentration:

                           Prior to the sale, BDMC was approved by the U.S.
                Department of Housing and Urban Development/Federal Housing Administration ("FHA") as a nonsupervised mortgagee. Both BDMC and DMP were licensed and registered in approximately 22 states, primarily in the southern United States, as mortgage lenders with approximately 9 branch offices. In 1997, approximately 91% or $234,747,000 of loans were originated and/or sold in the State of Florida.


                (d)   Gain on Sale of Mortgage Loans:

                           The gain or loss on sales of mortgage loans to
                investors is recognized upon purchase of the loan by the investor. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which was effective for transactions occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement also provides standards distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 on January 1, 1997, did not have a material effect on the Company's financial statements.


                (e)   Origination Fees:

                           CFI accounts for origination fee income on mortgages
                held for sale in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income be recognized over the life of the loan.

Note 2 -        SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                (f)   Property and Equipment:

                           Property and equipment are stated at cost less
                accumulated depreciation and amortization. CFI's policy is to provide for depreciation and amortization over their estimated useful lives ranging between three to seven years as a charge to operations. Expenditures for maintenance, repairs and minor renewals are charged to operations; expenditures for betterments are charged to the property accounts. Upon retirement or other disposition of property and equipment, the carrying value and related accumulated depreciation and amortization are removed from the accounts.


                (g)   Use of Estimates:

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


                (h)   Income Taxes:

                           The Company complies with Statement of Financial
                Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount to be realized.


                (i)   Earnings (Loss) Per Common Share:

                           Earnings (loss) per common share are based on the
                weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earning Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes dilution and is computed by dividing net income or loss less $522,241 for stock dividends and discount accretion in 1998 and $150,000 in 1997 for discount accretion by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if preferred stock conversions, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS 128 for the year ended December 31, 1997.

                           Since the effect of outstanding options, warrants and
                preferred stock conversions are antidilutive in all periods presented, it has been excluded from the computation of earnings
                (loss) per common share.

Note 3 -        INTEREST RECEIVABLE.

                           Interest earned on mortgages held for sale from
                origination to date of sale is recognized as earned.

Note 4 -        INVESTMENT IN 430 CARROLL STREET, INC.

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



Note 5 -        RELATED PARTY TRANSACTIONS.

                           On July 15, 1998, Mr. Vincent C. Castoro, Chairman of
                the Board of Directors, loaned CFI Mortgage Inc. $100,000 and in return holds a promissory note with an interest rate of 6% with a due date of August 15, 1998. The Company did not repay the loan principal or interest on the due date and the $102,750 including accrued interest of $2,750 has been included in accrued expenses and other current liabilities.

                           The Company has made advances to three officers
                aggregating approximately $83,000 as of December 31, 1997 and an additional $3,000 in 1998. The advances are noninterest-bearing and are due on demand and included in due from the related parties.



Note 6 -        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                           Accrued expenses and other current liabilities at
                December 31, 1998 are comprised of the following:



                               Professial fees                  $152,000
                               Dividends on preferred stock      137,781
                               Accrued interest                   44,713
                               Accrued payroll                   377,077
                               Deposit payable                   150,000
                               Loans payable - officer           102,750
                                                                --------

                                                                $964,321
                                                                ========


                           Each general creditor shall receive one share of
                  common stock for each dollar of debt in the reorganized CFI.

Note 7 -        COMMITMENTS.

                  (a)      Leases:

                           Effective April 1, 1999, CFI rents its corporate
                headquarters, and office facilities from a stockholder on a month to month basis at $1,890 per month including certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations in 1998 and 1997 was $1,004,707 and $651,374, respectively, and $367,051 and $220,032, respectively, for equipment leases. All existing leases as of December 31, 1998 have been disavowed under the Chapter 11 Plan.


                (b)        Employment Contracts

                           The Company had entered into several employment
                contracts with certain officers and employees which expire between 1998 and 2002 which have been disavowed under the Chapter 11 Plan.


Note 8 -        INCOME TAXES.

                           The Company and its subsidiaries file a consolidated
                federal income tax return. As of December 31, 1998, the Company and its subsidiaries have a net operating loss carryforward of approximately, $19,000,000 available to reduce future taxable income which expires in the year 2014. The deferred tax asset resulting from the operating loss carryforward of approximately $7,125,000 in managements estimate requires a valuation allowance in the same amount based upon management's assessment that there is not assurance the tax asset will be realized. Accordingly, the remaining tax asset of $331,525, after the tax asset of $226,475 sold with the sale of the subsidiary, was written off to income tax expense.



Note 9 -        STOCKHOLDERS' EQUITY.

                           On May 30, 1997, CFI completed the initial public
                offering of 1,000,000 shares of its common stock at $5 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In connection with the offering, CFI granted the underwriter warrants to purchase 100,000 shares of common stock at an exercise priced of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

                           On December 3, 1997, CFI issued and sold 2,060 shares
                of Series "A" 8% convertible preferred stock $.01 par value, at $1,000 per share in a private placement. The net proceeds from the sale, after deducting selling and other related expenses, aggregated $1,821,753. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the conversion date. The discount on the conversion price is accounted for as a charge against retained earnings and is amortized over the nonconvertible period. Included in the statement of changes in stockholders' equity for the year ended December 31, 1997 is a charge of $150,000 pursuant to the conversion discount. On March 3, 1998, 500 shares of the preferred stock, plus accrued interest of approximately $10,000 were converted into 105,467 of common shares.




Note 9 -        STOCKHOLDERS' EQUITY.  (Continued)

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

                           On May 18, 1998, the Company issued $1,700,000
                principal amount of the convertible debentures to a single investor.

                           On August 19, 1998, the entire convertible debenture
                was retired in exchange for the issuance of 1,700 shares of Series "C", 10% convertible preferred stock, $0.01 par value in a private placement on terms substantially identical to the original debenture. In connection with this issuance of Series "C" preferred stock, warrants to purchase 50,000 shares of the Company's common stock at a price of $8.75 a shares held by the debenture holder were surrendered in favor of new warrants to purchase 50,000 shares of the Company's common stock at a price of $2.6563 per share which was the closing market bid price on the effective date of the exchange. On March 1999, Series "C" preferred stock was converted into 2,500,000 shares of the Company's common stock.

                           On June 30, 1998, CFI issued and sold 1,000 shares of
                Series B, 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The proceeds from the sale amounted to $1,000,000. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the per common share. The discount on the conversion price, which was $150,000, is accounted for as a charge against retained earnings and is amortized over the non-convertible period.

Note 10-        STOCK OPTIONS.

                           The Company adopted a 1997 Stock Option Plan,
                effective May 27, 1997 whereby the Company may grant incentive and nonqualified options to eligible participants that vest in accordance with a vesting schedule, determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The 1997 Stock Option Plan provides for the issuance of options with a term of 10 years. All of the options have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted in fiscal 1997 vest 100% of the grant date or ratably over a period of two years beginning on the first anniversary of the date of grant. A summary of the Company's 1997 Stock Option Plan as of December 31, 1998 and 1997, and changes during the years ended are as follows:

                                                     1998                         1997
                                          -------------------------    -------------------------
                                          Option         Option        Option         Option
                                          Shares       Price Range     Shares       Price Range
                                          ------       -----------     ------       -----------
Outstanding at beginning of year:
  Granted                                 80,000      $5.00 - $9.81    80,000      $5.00 - $9.81
  Exercised                                 -               -            -               -
  Forfeited                                 -               -            -               -
                                          ------      -------------    ------      -------------
Outstanding at end of year                80,000      $5.00 - $9.81    80,000      $5.00 - $9.81
                                          ======      =============    ======      =============

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

                           Options outstanding as of December 31, 1998 and 1997
                are summarized below:


                           Options Outstanding
                  ------------------------------------     Options Exercisable
                                 Weighted                ----------------------
                                 Average      Weighted                 Weighted
                                 Remaining    Average                  Average
    Ranges of        Number     Contractual   Exercise     Number      Exercise
Exercise Prices   Outstanding      Life         Price    Exercisable     Price
---------------   -----------   -----------   --------   -----------   --------

$5.00 to $ 7.50      40.000        9.41         $5.00       40.000       $5.00
$7.75 to $10.00      40,000        9.42          9.78       40,000        9.81
---------------      ------        ----         -----       ------       -----

$5.00 to $10.00      80,000        9.80         $7.39       80,000       $7.06
===============      ======        ====         =====       ======       =====



                           The Company applies APB Options 25 and related
                interpretations in accounting for the Plan.

Note 10-        STOCK OPTIONS.  (Continued)

                           Had the compensation cost for the Company's
                stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net loss per common share for the years ended December 31, 1998 and 1997 would approximate the amounts below:

                                           1998                            1997
                              ---------------------------       ---------------------------
                               As Reported      Pro Forma        As Reported     Pro Forma
                               -----------      ---------        -----------     ---------
Net loss plus discount
  accretion of $300,000,
  $150,000, respectively
  and stock dividends
  in 1998                    ($14,507,994)   ($14,926,628)      ($5,542,501)   ($5,961,135)

Net loss per common share          ($5.66)         ($5.82)           ($3.11)        ($3.34)


Note 11-        OTC - BULLETIN BOARD MARKET.

                           The common stock of CFI moved to the OTC - Bulletin
                Board Market as the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small Cap Market, effective with the close of business on November 17, 1998.


Note 12-        FOURTH QUARTER ADJUSTMENT (UNAUDITED).

                           During the fourth quarter of 1997, the Company
                recorded an adjustment of $2,400,000 (unaudited) reversing revenues recognized in the third quarter of 1997.


NOTE 13 -       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

                           The Financial Accounting Standards Board periodically
                issues new accounting standards in a continuing effort to improve the quality of financial information and to promote uniformity in its presentation. Management has reviewed all such pronouncements made in the last fiscal year and concluded that none have a material impact on the Company's presentation of its financial position, results of operations and cash flows.


NOTE 14 -       YEAR 2000.

                           The Company recognizes the need to ensure its
                operation will not be adversely affected by Year 2000 software failures. The Company is communicating with suppliers, customers and other with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFI MORTGAGE INC.
                                       (Registrant)



CFI MORTGAGE INC.
           (Registrant)


Date: September 27, 1999           /s/ Stephen E. Williams
                                ------------------------------------------------
                                Stephen E. Williams
                                (President,CEO)


Date: September 27, 1999           /s/ Rodger W. Stubbs
                                ------------------------------------------------
                                Rodger W. Stubbs
                                (Principal Administrative Officer)