Form 10QSB
period 1999-03-31
CFI MORTGAGE INC
filed 1999-10-05
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to
                                         -----------------    --------------

                         Commission file number: 0-22271

                                CFI MORTGAGE INC.
        (Exact Name of Small Business Issuer as specified in its charter)

                Delaware
                --------                                 52-2023491
     (State or Other jurisdiction of                     ----------
     incorporation or organization)         (I.R.S. Employer Identification No.)

                 631 U.S. Highway #1 Suite 309
                 -----------------------------
                   North Palm Beach, Florida                      33408
                   -------------------------                      -----
            (Address of principal executive office)            (Zip Code)

      Registrant's telephone number, including
                       area code                            561-842-0678
                                                            ------------

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes    X    No
                       -----     -----

              3,826,412 shares, $01 par value, as of April 1, 1999
   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                        CFI MORTGAGE INC. AND SUBSIDIARY
                             (Debtor-In-Possession)

                                 MARCH 31, 1999
                                   (Unaudited)


                                    I N D E X
                                    ---------

                                                                                                                   Page No.
                                                                                                                   --------

Part I -        Financial Information:

                Item 1.      Consolidated Financial Statements (Unaudited):

                             Balance Sheets
                             At March 31, 1999 and December 31, 1998 ....................................             F-2

                             Statements of Operations
                             For the Three Months Ended
                             March 31, 1999 and 1998 ....................................................             F-3

                             Statements of Cash Flows
                             For the Three Months Ended
                             March 31, 1999 and 1998 ....................................................          F-4 - F-5

                             Notes to Consolidated Financial Statements .................................         F-6 - F-11

                Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations ..............................         F-12 - F-16



Part II -       Other Information:

                Item 3 Through Item 9 - Not Applicable ..................................................            F-17

                Signatures   ............................................................................            F-18

                        CFI MORTGAGE INC. AND SUBSIDIARY
                             (Debtor-In-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S
                                   -----------


                                                                                               March 31,                December 31,
                                                                                                 1999                       1998
                                                                                             ------------              ------------
Current assets:
  Cash                                                                                       $      5,701              $      2,371
  State tax refund receivable                                                                      76,621                    76,621
  Prepaid expenses                                                                                 34,602                    53,658
  Due from related parties                                                                         86,037                    86,037
                                                                                             ------------              ------------
        Total current assets                                                                      202,961                   218,687

Property and equipment, at cost, less accumulated
  depreciation of $89,442 and $87,902, respectively                                                60,035                    61,575
                                                                                             ------------              ------------
                                                                                             $    262,996              $    280,262
                                                                                             ============              ============

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------


Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable of subsidiary                                                           $  1,539,341              $  1,539,341
    Accrued expenses and other current liabilities                                                 49,136                      --
                                                                                             ------------              ------------
                                                                                                1,588,477                 1,539,341
                                                                                             ------------              ------------

Liabilities subject to compromise:
  Current liabilities:
    Unsecured liabilities                                                                          12,900                    12,900
                                                                                             ------------              ------------

Unsecured non-priority liabilities:

  Accounts payable                                                                                948,933                   948,933
  Due to banks                                                                                  6,686,000                 6,686,000
  Accrued expenses and other current liabilities                                                  965,821                   964,321
                                                                                             ------------              ------------
        Total unsecured non-priority liabilities                                                8,600,754                 8,599,254
                                                                                             ------------              ------------
        Total liabilities                                                                      10,202,131                10,151,495
                                                                                             ------------              ------------

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding - 3,826,412
    and 3,301,391, respectively                                                                    38,264                    33,014
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2,375
    and 2,450, respectively                                                                            24                        25
  Additional paid-in capital                                                                   10,156,240                10,154,246
  Accumulated deficit                                                                         (20,133,663)              (20,058,518)
                                                                                             ------------              ------------
        Total stockholders' capital deficiency                                                 (9,939,135)               (9,871,233)
                                                                                             ------------              ------------
                                                                                             $    262,996              $    280,262
                                                                                             ============              ============


                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

                             (Debtor-In-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                       For the Three
                                                                                        Months Ended
                                                                                          March 31,
                                                                            ---------------------------------
                                                                                1999                1998
                                                                            -----------         -------------
Revenues:
  Commissions and fees                                                      $      --            $ 4,647,661
  Interest                                                                         --              1,313,409
                                                                            -----------         -------------
Total revenues                                                                     --              5,961,070
                                                                            -----------         -------------

Expenses:
  Selling                                                                          --              1,986,197
  General and administrative                                                     42,610            2,911,067
  Interest                                                                        1,500            1,037,302
                                                                            -----------         -------------
Total expenses                                                                   44,110            5,934,566
                                                                            -----------         -------------
Net income (loss)                                                           ($   44,110)         $    26,504
                                                                            ===========          ===========


Basic earnings per common share:
  Net income (loss)                                                         ($   44,110)         $    26,604
  Less:  Preferred stock dividends                                              (23,793)             (30,000)
         Preferred stock discount                                                  --               (150,000)
                                                                            -----------         -------------
Net loss available to common stockholders                                   ($   67,903)         ($  153,496)
                                                                            ===========          ===========


Weighted average shares                                                       3,589,058            2,235,156
                                                                            ===========          ===========


Earnings per share - basic:
  Net loss                                                                    ($    .02)           ($    .07)
                                                                              =========            =========



                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY
                             (Debtor-In-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        For the Three
                                                                                        Months Ended
                                                                                          March 31,
                                                                             ---------------------------------
                                                                                  1999              1998
                                                                             -----------         -------------

Cash flows from operating activities:
  Net income (loss) from continuing operations                               ($   44,110)         $    26,504
                                                                             -----------         -------------
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                                                  1,540               68,404
    Interest accrued on stockholders loans                                         1,500                 --
    Provision for doubtful accounts and loan losses                                 --                 53,084
    (Increase) decrease in asset and liabilities:

      Interest receivable                                                           --                (90,990)
      Mortgage loans held for sale                                                  --             (1,664,178)
      Other current assets                                                          --               (128,143)
      Miscellaneous receivables                                                     --                 18,268
      Prepaid expenses                                                            19,056               12,216
      Deposits                                                                      --                  6,538
      Accounts payable, accrued expenses
        and other current liabilities                                             25,344             (239,609)
                                                                             -----------         -------------
  Total adjustments                                                               47,440           (1,964,410)
                                                                             -----------         -------------

Net cash provided by (used in) operating activities                                3,330           (1,937,906)
                                                                             -----------         -------------

Cash flows from investing activities:
  Expenditures for property and equipment                                           --               (189,311)
  Payments of related party receivable                                              --                  5,759
                                                                             -----------         -------------
Net cash used in investing activities                                               --               (183,552)
                                                                             -----------         -------------

Cash flows from financing activities:
  Warehouse borrowings                                                              --              1,295,131
  Cash overdraft                                                                    --               (264,409)
  Proceeds from long-term debt                                                      --                261,155
  Payments of long-term debt                                                        --               (118,418)
                                                                             -----------         -------------
Net cash provided by financing activities                                           --              1,173,459
                                                                             -----------         -------------

Net increase (decrease) in cash and cash equivalents                               3,330             (947,999)

Cash and cash equivalents at beginning of period                                   2,371            1,705,216
                                                                             -----------         -------------

Cash and cash equivalents at end of period                                   $     5,701          $   757,217
                                                                             ===========         =============




                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY
                             (Debtor-In-Possession)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                    For the Three
                                                                                    Months Ended
                                                                                      March 31,
                                                                             ---------------------------------
                                                                                 1999               1998
                                                                             -----------         -------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period:

    Income taxes                                                             $    -              $     -
                                                                             ===========         =============

    Interest                                                                 $    -              $ 972,229
                                                                             ===========         =============


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                                       $23,793             $     -
                                                                             ===========         =============

  Capital asset and lease obligation additions                               $    -              $  45,000
                                                                             ===========         =============




                 See accompanying notes to financial statements.

                         CFI MORTGAGE INC. AND SUBSDIARY
                             (Debtor-In-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)

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

                           The Company's subsidiary, Direct Mortgage Partners,
                Inc. (DMP) was not a party to the petition for relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. The aforementioned debts are included in the total unsecured non-priority liabilities. As at March 31, 1999 and December 31, 1998 liabilities of DMP that are not guaranteed by CFI amounted to $1,539,341, respectively.

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

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                (b) Basis of Presentation:

                           The accompanying unauditing financial statements have
                been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                           The December 31, 1998 balance sheet has been derived
                from the audited financial statements at that date included in the Company's annual report on Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

                (c) Organization:

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

                (d) Geographic Concentration:

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

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                (e) Use of Estimates:

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

                (f) Income Taxes:

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

                (g) Earnings (Loss) Per Common Share:

                           Earnings (loss) per common share are based on the
                weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earning Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if preferred stock conversions, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS 128 for the year ended December 31, 1997.

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

NOTE 4 -        RELATED PARTY TRANSACTIONS.

                           On July 15, 1998, Mr. Vincent C. Castoro, Chairman of
                the Board of Directors, loaned CFI Mortgage Inc. $100,000 and in return holds a promissory note with an interest rate of 6% with a due date of August 15, 1998. The Company did not repay the loan principal or interest on the due date and the balances of $104,250 and $102,750 which included accrued interest have been included in accrued expenses and other current liabilities, as at March 31, 1999 and December 31, 1998, respectively.

                           The Company has made advances to three officers
                aggregating approximately $86,000 as of March 31, 1999 and December 31, 1998, respectively. The advances are noninterest-bearing and are due on demand and are included in due from the related parties.

NOTE 5 -        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                           Accrued expenses and other current liabilities are
comprised of the following:

                                                 March 31,        December 31,
                                                    1999               1998
                                                 ---------        ------------
Professial fees                                   $152,000          $152,000
Dividends on preferred stock                       137,781           137,781
Accrued interest                                    44,713            44,713
Accrued payroll                                    377,077           377,077
Deposit payable                                    150,000           150,000
Loans payable - officer                            104,250           102,750
                                                 ---------        ------------

                                                  $965,821          $964,321
                                                 =========        ============

                           Each general creditor shall receive one share of
                  common stock for each dollar of debt in the reorganized CFI.

NOTE 6 -        COMMITMENTS.

                (a) Leases:

                           Effective April 1, 1999, CFI rents its corporate
                headquarters, and office facilities from a stockholder on a month to month basis at $1,890 per month including certain escalation costs for real estate taxes, operating expenses, usage and common area charges.

                (b) Employment Contracts:

                           The Company had entered into several employment
                contracts with certain officers and employees which expire between 1998 and 2002 which have been disavowed under the Chapter 11 Plan.

NOTE 7 -        INCOME TAXES.

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

NOTE 8 -        STOCKHOLDERS' EQUITY.

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

NOTE 8 -        STOCKHOLDERS' EQUITY.  (Continued)

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

                           During the quarter ending March 31, 1999, 75 shares
                of preferred stock were converted into 525,021 shares of common stock and accordingly additional paid-in capital increased by $1,994 and accumulated deficit increased by $7,242.

NOTE 9 -        OTC - BULLETIN BOARD MARKET.

                           The common stock of CFI moved to the OTC - Bulletin
                Board Market as the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small Cap Market, effective with the close of business on November 17, 1998.

NOTE 10 -       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

NOTE 11 -       YEAR 2000.

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

During the first quarter, the company set out to try and attract new operating capital and new warehouse relationships. When it became apparent that the liabilities of the Company and its subsidiaries were insurmountable in its efforts to attract new operating capital or warehouse lines, the company decided to effectuate reorganization under Chapter 11.

The Company needed to ascertain the contingent liabilities outstanding, stemming from, and on behalf of its subsidiaries. Previously, the company maintained a large accounting staff in which the Company now had limited personnel and resources to complete the exhaustive filings. The majority of the Company's efforts during the quarter were spent effectuating the filing of the plan.

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

PLAN OF REORGANIZATION:

See Company's annual 10K filing for the amended plan of reorganization (Exhibit
1) and amended disclosure statement (Exhibit 2) as filed with the Securities and Exchange Commission.

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

COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND 1998

The Company did not record any revenues for the current period. With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provides for an infusion of $800,000 by a lender, which is secured by CFI's assets. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the company per $80,000 funded to the Company. There can be no assurance that such financing can be accomplished.

EXPENSES

The Company recorded total expenses of $44,110 for the quarter ended March 31, 1999. This reflected the discontinued mortgage banking operations, and expenses were primarily associated with the filing of the bankruptcy petition. Preferred stock dividends of $23,793 were accrued in the quarter ended March 31, 1999 compared to $30,000 for the quarter ended March 31, 1998.

NET INCOME (LOSS)

The Company generated net loss before taxes of $67,903 in the quarter ended March 31, 1999, which included $44,110 in operating expenses and $23,793 in dividends accrued.

LIQUIDITY AND CAPITAL RESOURCES

The Company's is dependent on stock sales or third party borrowings to sustain operations. The Company did not raise any additional capital during the first quarter of 1999. The Bankruptcy Plan provides for an infusion of $800,000 by a lender, which is secured by CFI's assets, not pledged in the Bankruptcy Proceedings. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the company per $80,000 funded to the Company. There can be no assurance that such financing can be accomplished.

Management believes that the planned second quarter capital infusion, combined with acquisitions as outline in the amended plan of Reorganization, will be sufficient to fund the Company's expansion through the remainder of 1999. There can be no assurance that the Company will be able to obtain an additional capital infusion in the second quarter or that planned acquisition will be consummated

RISK FACTORS

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the confirmation of the bankruptcy plan, the Company is no longer threatened with any litigation, claims and assessments which may have exited as of year end December 31, 1998.

The Company is aware of an additional suit pending against Christopher Castoro and Don L. Lashbrook by Thomson, Kernaghan & Co. The Company is not a party to the suit.

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

In the event an objection to a claim is made, such objection shall preclude the consideration of such claim as "allowed" for purposes of timely distribution in accordance with the Plan. The Disbursing Agent shall escrow sufficient shares of common stock to cover all potential distributions with respect to claims that have objections filed against them. The Company has filed objections to the substantial claims. See Exhibit 3 to the Company's annual 10K report as filed with the Securities & Exchange Commission for all disputed claims that if adjudicated against the Company in bankruptcy court will result in payment of one share of common stock being issued for every one dollar ($1.00) owed. Claims objections are being done post-confirmation.


ITEM 2. CHANGES IN SECURITIES

On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provided for an infusion of $800,000 by a lender (Ronco), which is secured by CFI's assets. The Ronco Funding subscription represents Class 1 of CFI Mortgages Inc.'s Creditor class in regards to the Companies Bankruptcy Reorganization plan.. Ronco, or its assigns, shall have the option to convert the amount of the loan to common stock of the Company pro rata, at the rate of 2 percent of the outstanding common shares of the Company for each $80,000 of gross disbursements. Such shares to be determined after the Effective Date, and to represent two percent (2%) of the Company's outstanding common stock after distributions to claimants in Classes 2 and 3. A warrant for one share of the stock of the Company will also be issued to Lender, or its assigns, for each share of common stock issued to Ronco pursuant to the Agreement with the Company. No fundings from this subscription occurred during the first quarter.

During the quarter ended March 31, 1999, 259,335 shares of common stock were issued and 75 shares of preferred stock were retired. The shares of common stock were issued when 50 shares of convertible preferred stock, plus accrued interest of approximately $4,668, were converted by the preferred stockholders on January 14, 1999 at a price of $ .21 per common share which represented 85% of the five day average bid prices immediately prior to the conversion date.

265,686 shares of common stock were issued and 25 shares of preferred stock were retired. The shares of common stock were issued when 25 shares of convertible preferred stock, plus accrued interest of approximately $2,775 were converted by the preferred stockholders on March 1, 1999 at a price of $ .10 per common share which represented 85% of the five day average bid prices immediately prior to the conversion date.

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.

---------------------------------------------------------------------------
    1999                              High                   Low
---------------------------------------------------------------------------
First Quarter                      $    0.34             $   0.07
Second Quarter                     $    0.34             $   0.06
Third Quarter (through 9/27/99)    $    0.42             $   0.25


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8K with the Securities and Exchange Commission on March 13, 1999 announcing the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFI MORTGAGE INC.
                                       (Registrant)



CFI MORTGAGE INC.
        (Registrant)


Date: September 27, 1999           /s/ Stephen E. Williams
                                ------------------------------------------------
                                Stephen E. Williams
                                (President, CEO)


Date: September 27, 1999           /s/ Rodger W. Stubbs
                                ------------------------------------------------
                                Rodger W. Stubbs
                                (Principal Administrative Officer)