Form 10QSB
period 1999-06-30
CFI MORTGAGE INC
filed 1999-10-05
CIK 1036071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-QSB



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999
                                                        Or
( )        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to
                                          ----------------    ------------------


                        Commission file number: 0-22271

                               CFI MORTGAGE INC.
       (Exact Name of Small Business Issuer as specified in its charter)


            Delaware
(State or Other jurisdiction of                           52-2023491
incorporation or organization)              (I.R.S. Employer Identification No.)

     631 U.S. Highway #1 Suite 309
       North Palm Beach, Florida                           33408
(Address of principal executive office)                  (Zip Code)




Registrant's telephone number, including
               area code                               561-842-0678



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


              3,826,412 shares, $01 par value, as of July 1, 1999
      (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       CFI MORTGAGE INC. AND SUBSIDIARY
                            (Debtor-In-Possession)

                                 JUNE 30, 1999
                                  (Unaudited)






                                   I N D E X






                                                                      Page No.


Part I -  Financial Information:


          Item 1.   Consolidated Financial Statements (Unaudited):

                    Balance Sheets
                    At June 30, 1999 and December 31, 1998 .........     F-2

                    Statements of Operations
                    For the Six Months and Three Months Ended
                    June 30, 1999 and 1998 .........................     F-3

                    Statements of Cash Flows
                    For the Six Months Ended
                    June 30, 1999 and 1998 .........................  F-4 - F-5

                    Notes to Consolidated Financial Statements ..... F-6 - F-12


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .. F-13 - F-19


Part II - Other Information:


          Item 3 Through Item 9 - Not Applicable ...................  F-9 - F-20
          Signatures   .............................................     F-21

                       CFI MORTGAGE INC. AND SUBSIDIARY
                            (Debtor-In-Possession)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S


                                                                        June 30,    December 31,
                                                                          1999          1998
                                                                   ------------    ------------
Current assets:
  Cash                                                             $     51,107    $      2,371
  State tax refund receivable                                              --            76,621
  Prepaid expenses                                                       23,067          53,658
  Due from related parties                                               86,037          86,037
                                                                   ------------    ------------
        Total current assets                                            160,211         218,687

Property and equipment, at cost, less accumulated
  depreciation of $90,982 and $87,902, respectively                      58,495          61,575
                                                                   ------------    ------------
                                                                   $    218,706    $    280,262
                                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable of subsidiary                                 $  1,539,341    $  1,539,341
    Accrued expenses and other current liabilities                      106,243            --
                                                                   ------------    ------------
                                                                      1,645,584       1,539,341


Liabilities subject to compromise:
  Current liabilities:
    Unsecured liabilities                                                12,900          12,900
                                                                   ------------    ------------
Unsecured non-priority liabilities:
  Accounts payable                                                      948,933         948,933
  Due to banks                                                        6,686,000       6,686,000
  Accrued expenses and other current liabilities                        967,321         964,321
                                                                   ------------    ------------
        Total unsecured non-priority liabilities                      8,602,254       8,599,254
                                                                   ------------    ------------

15% Demand convertible debentures and accrued interest                  103,883            --
                                                                   ------------    ------------

        Total liabilities                                            10,364,621      10,151,495
                                                                   ------------    ------------

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding - 3,826,412
    and 3,301,391, respectively                                          38,264          33,014
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2,375
    and 2,450, respectively                                                  24              25
  Additional paid-in capital                                         10,156,240      10,154,246
  Accumulated deficit                                               (20,340,443)    (20,058,518)
                                                                   ------------    ------------

        Total stockholders' capital deficiency                      (10,145,915)     (9,871,233)
                                                                   ------------    ------------


                                                                   $    218,706    $    280,262
                                                                   ============    ============



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARY
                            (Debtor-In-Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                          For the Six                   For the Three
                                         Months Ended                   Months Ended
                                           June 30,                       June 30,
                               ----------------------------    ----------------------------
                                    1999           1998             1999           1998
                               ------------    ------------    ------------    ------------

Revenues:
  Commissions and fees         $      1,358    $  7,780,679    $      1,358    $  3,133,018
  Interest                             --         2,121,716            --           808,307
                               ------------    ------------    ------------    ------------
Total revenues                        1,358       9,902,395           1,358       3,941,325
                               ------------    ------------    ------------    ------------

Expenses:
  Selling                              --         4,474,189            --         2,487,992
  General and administrative        190,939       7,636,002         148,329       4,724,935
  Interest                            5,463       2,075,550           3,963       1,038,248
                               ------------    ------------    ------------    ------------
Total expenses                      196,402      14,185,741         152,292       8,251,175
                               ------------    ------------    ------------    ------------

Net loss                       ($   195,044)   ($ 4,283,346)   ($   150,934)   ($ 4,309,850)
                               ============    ============    ============    ============


Basic earnings per
    common share:
  Net loss                     ($   195,044)   ($ 4,283,346)   ($   150,934)   ($ 4,309,850)
  Less:  Preferred stock
           dividends                (79,640)        (70,000)        (55,847)        (40,000)
         Preferred stock
           discount                    --          (150,000)           --              --
                               ------------    ------------    ------------    ------------
Net loss available to
  common stockholders          ($   274,684)   ($ 4,503,346)   ($   206,781)   ($ 4,349,850)
                               ============    ============    ============    ============

Weighted average shares           3,708,391       2,270,311       3,826,412       2,252,734
                               ============    ============    ============    ============

Earnings per share - basic:
  Net loss                         ($ .07)         ($1.98)          ($.05)         ($1.93)
                               ============    ============    ============    ============




                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARY
                            (Debtor-In-Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   For the Six
                                                                   Months Ended
                                                                      June 30,
                                                                 1999          1998
                                                            --------------------------

Cash flows from operating activities:
  Net loss from continuing operations                       ($  195,044)   ($4,283,346)
                                                            -----------    -----------

  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                 3,080        159,152
    Interest accrued on stockholders loans and debentures         5,463           --
    Provision for doubtful accounts and loan losses                --          870,500
    (Increase) decrease in asset and liabilities:
      State tax refund receivable                                76,621           --
      Interest receivable                                          --           68,436
      Mortgage loans held for sale                                 --       (1,175,327)
      Other current assets                                         --           85,109
      Miscellaneous receivables                                    --           13,633
      Prepaid expenses                                           30,591           (205)
      Deposits                                                     --          (79,444)
      Accounts payable, accrued expenses
        and other current liabilities                            26,605      1,441,312
                                                            -----------    -----------
  Total adjustments                                             142,360      1,383,166
                                                            -----------    -----------
Net cash used in operating activities                           (52,684)    (2,900,180)
                                                            -----------    -----------

Cash flows from investing activities:
  Expenditures for property and equipment                          --         (160,720)
  Payments of related party receivable                             --            6,773
                                                            -----------    -----------
Net cash used in investing activities                              --         (153,947)
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds from 15% demand convertible debentures               101,420           --
  Proceeds from issuance of preferred stock                        --        1,000,000
  Proceeds from related party payable                              --           90,642
  Payments for deferred loan fees                                  --         (171,417)
  Warehouse borrowings                                             --          977,650
  Cash overdraft                                                   --         (264,409)
  Proceeds from long-term debt                                     --        1,961,156
  Payments of long-term debt                                       --         (324,513)
                                                            -----------    -----------
Net cash provided by financing activities                       101,420      3,269,109
                                                            -----------    -----------
Net increase in cash and cash equivalents                        48,736        214,982
Cash and cash equivalents at beginning of period                  2,371      1,705,216
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $    51,107    $ 1,920,198
                                                            ===========    ===========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARY
                            (Debtor-In-Possession)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



                                                          For the Six
                                                          Months Ended
                                                             June 30,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Income taxes                                     $     --     $     --
                                                     ==========   ==========
    Interest                                         $     --     $2,405,261
                                                     ==========   ==========
Supplemental Schedules of Noncash Investing
    and Financing Activities:
  Accrued dividends on preferred stock               $   79,640   $     --
                                                     ==========   ==========
  Capital asset and lease obligation additions       $     --     $  330,064
                                                     ==========   ==========



                See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSDIARY
                            (Debtor-In-Possession)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (Unaudited)




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

                      The Company's subsidiary, Direct Mortgage Partners, Inc.
           (DMP) was not a party to the petition for relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. The aforementioned debts are included in the total unsecured non-priority liabilities. As at June 30, 1999 and December 31, 1998 liabilities of DMP that are not guaranteed by CFI amounted to $1,539,341, respectively.

                      On June 28, 1999, the Company's Amended Plan of Reorganization was approved and confirmed on August 2, 1999.



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

           (b)  Basis of Presentation:

                      The accompanying unauditing financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the six and three months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six and three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 -   RELATED PARTY TRANSACTIONS.

                      On July 15, 1998, Mr. Vincent C. Castoro, Chairman of the Board of Directors, loaned CFI Mortgage Inc. $100,000 and in return holds a promissory note with an interest rate of 6% with a due date of August 15, 1998. The Company did not repay the loan principal or interest on the due date and the balances of $105,750 and $102,750 which included accrued interest have been included in accrued expenses and other current liabilities, as at June 30, 1999 and December 31, 1998, respectively.

                      The Company has made advances to three officers aggregating approximately $86,000 as of June 30, 1999 and December 31, 1998, respectively. The advances are noninterest-bearing and are due on demand and are included in due from the related parties.



NOTE 5 -   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                      Accrued expenses and other current liabilities are comprised of the following:


                                                June 30,        December 31,
                                                  1999               1998
                                                --------          --------

           Professional fees                    $152,000          $152,000
           Dividends on preferred stock          137,781           137,781
           Accrued interest                       44,713            44,713
           Accrued payroll                       377,077           377,077
           Deposit payable                       150,000           150,000
           Loans payable - officer               105,750           102,750
                                                --------          --------
                                                $967,321          $964,321
                                                ========          ========



                      Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI Mortgage Inc.



NOTE 6 -   COMMITMENTS.

           (a)  Leases:

                      Effective April 1, 1999, CFI rents its corporate headquarters, and office facilities from a stockholder on a month to month basis at $1,890 per month including certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations for the six months ended June 30, 1999 was $5,670.


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

                      During the six months ending June 30, 1999, 75 shares of preferred stock were converted into 525,021 shares of common stock and accordingly additional paid-in capital increased by $1,994 and accumulated deficit increased by $7,242.



NOTE 9 -   15% DEMAND CONVERTIBLE DEBENTURES.

                      During the quarter ending June 30, 1999, the Company received $101,420 net of expenses of $11,825 from the sale of 15% demand convertible debentures through a Private Securities Subscription Agreement. The debentures are collateralized by all assets of the Company not pledged in the bankruptcy proceedings and 956,000 shares of the Company's common stock owned by two stockholders. Interest accrues at 15% per annum and at the Company's option be paid in shares of the Company's common stock. The outstanding debentures plus accrued interest may be converted into the common stock of the Company at 2% of the Company's common stock for each $80,000 of principal. In addition, 80,000 and 44,000 warrants at $.08 per share and $.15 per share, respectively were issued.



NOTE 10 -  OTC - BULLETIN BOARD MARKET.

                      The common stock of CFI moved to the OTC - Bulletin Board Market as the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small Cap Market, effective with the close of business on November 17, 1998.

NOTE 11 -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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



NOTE 12 -  YEAR 2000.

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

During the quarter ended June 30, 1999 the company administered the bankruptcy reorganization process. The Company complied with certain document production requirements and negotiated the Amended Plan of Reorganization, which was subsequently approved by the company's creditors on June 28,1999.

The company also negotiated a "Net Branch Agreement" with several Mortgage Banking Companies. The agreements allow the Company to market their services to mortgage brokers in multiple states. The agreement calls for the Company to pay between 1/2% and 1% of the loan amounts originated under the arrangement.

These Net Branch Agreements allowed the company to restructure its operating procedures and to commence operations late in the third quarter. Currently, the Company's operating division is doing business in several states through these net branch agreements. Historically, the Company had focused primarily on originating conventional conforming and government-insured loans. Sub-prime lending has the ability to generate gross profit margins up to twice the level of the Conforming lending. The Company sells substantially all of the mortgages it originates and purchases, including the right to service such loans, to institutional purchasers, including national and regional commercial banks and mortgage banks. These institutional purchasers thereafter portfolio or resell the mortgages as mortgage-backed securities.

Business Strategy

The Company's business strategy is to increase profitably the volume of its loan purchases and the size of its broker network by (i) continuing to provide quality service to its network of brokers /correspondents; (ii) broadening its sub-prime product offerings; (iii) selling its mortgage loans in bulk for cash;
(iv) continuing its investment in "mortgage loan origination systems"; (v) maintaining its underwriting standards; (vi) expanding onto the Internet to offer mortgage related services to the companies broker network through E-Commerce.

Continuing to Provide Quality Service

The Company provides a high level of service to its brokers and correspondents. These services include preliminary approval of most brokered loans and certain correspondent loans within one day, consistent application of its underwriting guidelines and funding or purchase of loans generally within three to ten days of preliminary approval. In addition, the Company services each broker and correspondent with a team of professionals that includes a business development representative, experienced underwriters, with processors assisting them to handle applications submitted by each broker. The Company believes that this commitment to service provides a competitive advantage in establishing and maintaining productive broker and correspondent relationships.

Broadening Product Offerings

       The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its correspondents and brokers. For example, the non conforming home equity loan market is a logical extension of the Company's end product offering. The Company entered this market through its wholesale division, specifically by lending to individuals who generally have impaired or limited credit profiles or higher debt to income ratios and typically have substantial equity in their homes.

Whole Sale Lending Platform

Management believes that lending through correspondents can he an efficient and cost efficient method of producing loans because of the low fixed expenses and capital investment required. Correspondents are paid for the loans purchased by the Company based on a percentage of the loan balance purchased. Such percentage is determined based upon a daily rate sheet that reflects market demand for particular loans on that day. If efficiently utilized, correspondent lending can allow the Company to match its costs more directly with the volume of loans purchased so that a portion of the Company's cost is variable rather than fixed. The correspondent origination approach also allows the Company the flexibility to adjust to varying market conditions by quickly entering or exiting geographic markets as economic conditions dictate.

The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell mortgage loans to the Company. The Company's strategy with respect to its correspondents has been to provide a high level of service together with competitive pricing. Services provided include timely underwriting and approval or rejection of a loan (within 24 hours after receipt of a completed loan application), timely purchase of loans (within five to ten days after they are approved for acquisition), information sessions and updates regarding current underwriting practices and new products. In addition, the Company provides correspondents with a variety of products.

As the Company moves forward with its Internet delivery strategy, correspondent relationships will provide a potential customer base for the sale of Internet mortgage loan leads in geographic markets where the Company lacks the licensing or physical presence to originate loans directly. Management believes that correspondent lending can be structured to manage risks and maintain quality control. The Company will approve correspondents only after a thorough review of the reputation and mortgage lending expertise of such entities, including a review of references and financial statements.

The Company requires that a full appraisal of the collateral property for any loan that it acquires or originates be performed in connection with the origination of the loan. All appraisals are performed by third party, fee-based appraisers and generally conform to current FNMA, FHLMC and secondary market requirements for residential property appraisals. Each such appraisal generally includes, among other things, an inspection of the exterior and interior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within that same general location of the subject property.

A credit report by an independent, nationally recognized credit reporting agency reflecting the applicant's complete credit history is also required. The credit report typically contains information reflecting delinquencies, repossessions, judgements, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. The credit report is used to evaluate the borrower's record and must be current at the time of application. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will impact the amount of the loan for which the applicant can be approved.

The Company requires title insurance coverage issued by an approved ALTA title insurance company on the collateral property for all loans it originates or purchases. The Company and its assignees will be the named insured on the policy. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard insurance and, if required, flood insurance in an amount sufficient to cover the lesser of (i) the new loan balance or (ii) an amount sufficient to cover replacement costs of the Mortgaged property.

The Company has implemented a quality control program to monitor compliance with the Company's established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines. The Company believes that the implementation and enforcement of its comprehensive underwriting criteria and its quality control program are a significant element in the Company's efforts to originate and purchase high quality mortgage loans. The Company's quality control's all loans in order to evaluate compliance with underwriting criteria

Sale of Loan

The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may purchase a loan at a price (i.e., interest rate, and discount) which may be higher or lower than the Company would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loan may result from changes in interest rates which result in changes in the market value of the loans, or commitments to originate or to purchase loans, from the time the price commitment is given to the broker until the time that the loan is sold by the Company to the investor.

Financing of Mortgage Banking Operations

The Company's primary cash flow requirement involves the funding of its loan production. The Company finances its mortgage loan purchases through warehouse lines of credit or loan purchase agreements it accesses through its Net branch affiliation that they have entered into with several unaffiliated commercial banks or financial services companies. These credit facilities are collateralized by the underlying loans are provide for either a short term (60 to 90 days) borrowing or an interim purchase of the loan by the funding bank while awaiting final purchase by the end investor.

Total amounts available under these facilities as of September 27, 1999, are approximately $17.5 million. The maximum facility amount is established by the lending institution based on the individual Net Branch Affiliates net worth. The cost of these warehouse borrowing and interim purchase facilities is made up of interest charged at a floating rate of either Fed Funds or Prime plus a margin over prime rate.

BANKRUPTCY PROCEEDING:

On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provides for an infusion of $800,000 by a lender, which is secured by CFI's assets. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the company per $80,000 funded to the Company. Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI. The Plan was confirmed on August 2, 1999.CFI will no longer threatened by any litigation, claims, and assessments on a cash basis, which may have existed as of December 31, 1998. The only liabilities the company can incur would be an additional common stock distribution to a creditor whom the company has objected to their claim and the court might award an additional distribution over the amount the company had scheduled in its Bankruptcy filings. The company believes in the validity of the amount due creditors in its Bankruptcy Filings. In the event that the Company losses some or all of the claims objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeds the amount scheduled on the companies Bankruptcy filings. The overage to the creditors would be paid in the Company's

Common Stock. The dilution tied to the Bankruptcy reorganization is significant. The Company has 3,826,912 Common Shares Outstanding. The result of the Reorganization Plan will result in the distribution of approximately 7,767,820 shares of Common Stock. Additional issuance of stock will be required pending the outcome of the claim objections pending.

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

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND 1998

The Company recorded $1,358 in revenues for the current period. With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such, the Company did not have any operating subsidiary in the current quarter when compared to last year when the Company had two operating subsidiaries.

EXPENSES

The Company recorded total operating expenses of $152,292 for the quarter ended June 30, 1999. This reflected the discontinued mortgage banking operations, and administrative expenses primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition. General and administrative expenses accounted for $148,329, and interest $3,963, of the total expenses. Preferred stock dividends of $55,847 were accrued for the quarter ended June 30, 1999

NET INCOME (LOSS)

The Company generated a net loss of $206,781 in the quarter ended June 30, 1999, which included $152,292 in operating expenses, primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition, and $55,847 in accrued dividends.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The Company recorded $1,358 in revenues for the six months ended June 30, 1999. With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such, the Company did not have any operating subsidiaries in the current period when compared to last year when the Company had two operating subsidiaries.

The Company recorded total expenses of $195,044 for the six months ended June 30, 1999. This reflected the discontinued mortgage banking operations, and administrative expenses primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition. General and administrative expenses accounted for $190,939, and interest $5,463 of the total expenses. Preferred stock dividends of $79,640 were accrued for the six months ended June 30, 1999.

The Company generated net loss of $274,684 for the six months ended June 30, 1999, which included $195,044 in operating losses, primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition, and $79,640 in accrued dividends.

LIQUIDITY AND CAPITAL RESOURCES

The Company's is dependent on stock sales or third party borrowings to sustain operations. During the quarter ending June 30, 1999, the Company received $101,420 net of expense of $11,825 from the sale of 15% demand convertible debentures through a Private Securities Subscription Agreement (The "Ronco Agreement"). The debentures are collateralized by all the assets of the Company not pledged in the Bankruptcy proceedings and 956,000 shares of the Company's common stock owned by two stockholders.

Management believes that the planned third quarter capital infusion, combined with acquisitions as outlined in the amended plan of Reorganization, will be sufficient to fund the Company's expansion through the remainder of 1999. There can be no assurance that the Company will be able to obtain an additional capital infusion in the third quarter or that the planned acquisitions will be consummated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the confirmation of the bankruptcy plan, the Company is no longer threatened with any litigation, claims and assessments which may have existed as of year end December 31, 1998.

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

Claims objections in the bankruptcy proceedings are ongoing. When objections to a claim are made, such objection shall preclude the consideration of such claim as "allowed" for purposes of timely distribution in accordance with the Plan. The Disbursing Agent shall escrow sufficient shares of common stock to cover all potential distributions with respect to claims that have objections filed against them. The Company has filed objections to many of substantial claims. See Exhibit 3 of the Company's annual 10K report as filed with the Securities & Exchange Commission for all disputed claims that if adjudicated against the Company in bankruptcy court will result in payment of one share of common stock being issued for every one dollar ($1.00) owed. Claims objections are being done post-confirmation.

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

During the quarter ended June 30, 1999, the Company received $101,420 net of expense of $11,825 from the sale of 15% demand convertible debentures through the Private Securities Subscription Agreement with Ronco. The debentures are collateralized by all assets of the Company not pledged in the Bankruptcy Proceedings and 956,000 of the Company's common stock owned by two stockholders. Interest accrues at 15% per annum and at the Company's option be paid in shares of the Company's common stock. In addition, 80,000 and 44,000 warrants at $.08 per share and $.15 per share, respectively were issued.

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.

-----------------------------------------------------------------------
    1999                              High                Low
-----------------------------------------------------------------------
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

On June 28, 1999 the Company's Amended Plan of Reorganization was approved. On August 2, 1999 the Company's bankruptcy reorganization was confirmed.

Subsequent to the March 10, 1999 petition for relief filing under Chapter 11, the following material agreements were made through the bankruptcy proceedings. An agreement was reached to conduct an assignment for the benefit of creditors for the Company's subsidiary Direct Mortgage Partners. In addition, by request of the major creditors of the Company, a mechanism was included in an amendment to the plan and the order confirming the plan, which preserves any and all causes of action held by the unofficial creditors committee, before or after commencement of the case, to be prosecuted post-confirmation, at the unofficial creditors committee's expense.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Not applicable

 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFI MORTGAGE INC.
                                       (Registrant)


CFI MORTGAGE INC.
            (Registrant)

Date: September 27, 1999           /s/      Stephen E. Williams
                                ------------------------------------------------
                                Stephen E. Williams
                                President, CEO

Date: September 27, 1999            /s/      Rodger W. Stubbs
                                ------------------------------------------------
                                Rodger W. Stubbs
                                (Principal Administrative Officer)