Form 10-Q
period 1999-09-30
CFI MORTGAGE INC
filed 1999-11-12
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999
                                       Or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from     to


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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


             3,826,412 shares, $01 par value, as of October 1, 1999

       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                        CFI MORTGAGE INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999
                                   (Unaudited)






                                    I N D E X
                                    ---------





                                                                                                                Page No.
                                                                                                                --------


Part I -        Financial Information:


                Item 1.      Consolidated Financial Statements (Unaudited):

                             Balance Sheets
                             At September 30, 1999 and December 31, 1998 ................................             F-3

                             Statements of Operations
                             For the Nine Months and Three Months Ended
                             September 30, 1999 and 1998 ................................................             F-4

                             Statements of Cash Flows
                             For the Nine Months Ended
                             September 30, 1999 and 1998 ................................................          F-5 - F-6

                             Notes to Consolidated Financial Statements .................................          F-7 - F-13


                Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations ..............................          F-?? - F-??



Part II -       Other Information:


                Item 3 Through Item 9 - Not Applicable ................................................F-13

                Signatures   ..........................................................................F-14

                        CFI MORTGAGE INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   A S S E T S
                                   -----------



                                                                                            September 30,     December 31,
                                                                                                1999             1998
                                                                                            -------------     -----------

Current assets:
  Cash                                                                                         $ 55,981       $  2,371
  State tax refund receivable                                                                      --           76,621
  Prepaid expenses                                                                               11,532         53,658
  Due from related parties                                                                       86,037         86,037
                                                                                            -------------     -----------
        Total current assets                                                                    153,550        218,687

Property and equipment, at cost, less accumulated
  depreciation of $92,522 and $87,902, respectively                                              56,955         61,575
                                                                                            -------------     -----------

                                                                                               $210,505       $ 280,262
                                                                                            =============     ===========



                  LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable of subsidiary                                                         $  1,539,341    $  1,539,341
    Loan payable - affiliated company                                                           130,000            --
    Accrued expenses and other current liabilities                                              181,141            --
                                                                                           ------------    ------------
                                                                                              1,850,482       1,539,341
                                                                                           ------------    ------------

Liabilities subject to compromise:
  Current liabilities:
    Unsecured liabilities                                                                         3,567          12,900
                                                                                           ------------    ------------

Unsecured non-priority liabilities:
  Accounts payable                                                                              948,933         948,933
  Due to banks                                                                                6,686,000       6,686,000
  Accrued expenses and other current liabilities                                                963,789         964,321
                                                                                           ------------    ------------
        Total unsecured non-priority liabilities                                              8,598,722       8,599,254
                                                                                           ------------    ------------

15% Demand convertible debentures and accrued interest                                          256,037            --
                                                                                           ------------    ------------

        Total liabilities                                                                    10,708,808      10,151,495
                                                                                           ------------    ------------

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding - 3,826,412
    and 3,301,391, respectively                                                                  38,264          33,014
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2,375
    and 2,450, respectively                                                                          24              25
  Additional paid-in capital                                                                 10,156,240      10,154,246
  Accumulated deficit                                                                       (20,692,831)    (20,058,518)
                                                                                            ------------     ----------
        Total stockholders' capital deficiency                                              (10,498,303)     (9,871,233)
                                                                                            ------------     ----------

                                                                                           $    210,505      $  280,262
                                                                                           ============     ===========






                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the Nine                            For the Three
                                                                   Months Ended                            Months Ended
                                                                   September 30,                          September 30,
                                                           --------------------------------         -------------------------------
                                                              1999                 1998                 1999                1998
                                                           -----------         ------------         -----------         -----------

Revenues:
  Commissions and fees                                     $     1,358         $  9,612,493         $      --           $ 1,831,814
  Interest                                                        --              2,969,632                --               847,915
                                                           -----------         ------------         -----------         -----------
Total revenues                                                   1,358           12,582,125                --             2,679,729
                                                           -----------         ------------         -----------         -----------

Expenses:
  Selling                                                       11,742            6,326,156              11,742           1,851,967
  General and administrative                                   465,468           11,189,888             274,529           3,553,885
  Interest                                                      15,120            3,013,499               9,657             937,949
                                                           -----------         ------------         -----------         -----------
Total expenses                                                 492,330           20,529,543             295,928           6,343,801
                                                           -----------         ------------         -----------         -----------

Loss from continuing operations                               (490,972)          (7,947,418)           (295,928)         (3,664,072)

Gain on sale of subsidiary                                        --                536,664                --               536,664
                                                           -----------         ------------         -----------         -----------

Net loss                                                   ($  490,972)        ($ 7,410,754)        ($  295,928)        ($3,127,408)
                                                           ===========         ============         ===========         ===========


Basic earnings per common share:
  Net loss                                                 ($  490,972)        ($ 7,410,754)        ($  295,928)        ($3,127,408)
  Less:  Preferred stock
           dividends                                          (136,100)            (136,630)            (56,460)            (66,630)
         Preferred stock
           discount                                               --               (300,000)               --              (150,000)
                                                           -----------         ------------         -----------         -----------

Net loss available to
  common stockholders                                      ($  627,072)        ($ 7,847,384)        ($  352,388)        ($3,344,038)
                                                           ===========         ============         ===========         ===========


Weighted average shares                                      3,748,164            2,353,206           3,826,412           2,519,057
                                                           ===========         ============         ===========         ===========


Earnings per share - basic:
  Net loss                                                 ($      .17)        ($      3.33)        ($      .09)        ($     1.33)
                                                           ===========         ============         ===========         ===========




                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                          For the Nine
                                                                                                          Months Ended
                                                                                                          September 30,
                                                                                                -----------------------------------
                                                                                                   1999                    1998
                                                                                                ---------              ------------

Cash flows from operating activities:
  Net loss from continuing operations                                                           ($490,972)             ($ 7,410,754)
                                                                                                ---------              ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                                                   4,620                   223,686
    Interest accrued on stockholders loans and debentures                                          15,120                      --
    Provision for doubtful accounts and loan losses                                                  --                   1,114,034
    (Increase) decrease in asset and liabilities:
      State tax refund receivable                                                                  76,621                      --
      Interest receivable                                                                            --                     212,783
      Mortgage loans held for sale                                                                   --                 (10,180,189)
      Other current assets                                                                           --                     175,975
      Miscellaneous receivables                                                                      --                      38,555
      Prepaid expenses                                                                             42,126                    (1,636)
      Deposits                                                                                       --                     (14,341)
      Accounts payable, accrued expenses
        and other current liabilities                                                              30,675                 2,335,402
                                                                                                ---------              ------------
  Total adjustments                                                                               169,162                (6,095,731)
                                                                                                ---------              ------------

Net cash used in operating activities                                                            (321,810)              (13,506,485)
                                                                                                ---------              ------------

Cash flows from investing activities:
  Expenditures for property and equipment                                                            --                    (275,871)
  Payments of related party receivable                                                              1,087
  Disposal of subsidiary, net of cash received                                                       --                    (388,200)
                                                                                                ---------              ------------
Net cash used in investing activities                                                                --                    (662,984)
                                                                                                ---------              ------------

Cash flows from financing activities:
  Proceeds from 15% demand convertible debentures                                                 245,420                      --
  Conversion of debt into preferred stock                                                            --                    (163,625)
  Proceeds from issuance of preferred stock                                                          --                   1,000,000
  Proceeds from related party payable                                                                --                      80,479
  Loan payable - affiliated company                                                               130,000                      --
  Warehouse borrowings                                                                               --                  10,387,292
  Cash overdraft                                                                                     --                    (264,409)
  Proceeds from long-term debt                                                                       --                   1,961,156
  Payments of long-term debt                                                                         --                    (403,590)
                                                                                                ---------              ------------
Net cash provided by financing activities                                                         375,420                12,597,303
                                                                                                ---------              ------------

Net increase (decrease) in cash and cash equivalents                                               53,610                (1,572,166)

Cash and cash equivalents at beginning of period                                                    2,371                 1,705,216
                                                                                                ---------              ------------

Cash and cash equivalents at end of period                                                      $  55,981              $    133,050
                                                                                                =========              ============






                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                             For the Nine
                                                                                                             Months Ended
                                                                                                             September 30,
                                                                                                   ---------------------------------
                                                                                                     1999                    1998
                                                                                                   --------               ----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period:

    Income taxes                                                                                   $   --                 $     --
                                                                                                   ========               ==========

    Interest                                                                                       $   --                 $3,420,978
                                                                                                   ========               ==========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                                                             $136,100               $  136,630
                                                                                                   ========               ==========

  Capital asset and lease obligation additions                                                     $   --                 $  330,064
                                                                                                   ========               ==========





                 See accompanying notes to financial statements.

                         CFI MORTGAGE INC. AND SUBSDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)



NOTE 1 - PETITION FOR RELIEF UNDER CHAPTER 11.

                  On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Southern District of Florida. On June 11, 1999, the bankruptcy court confirmed a plan of reorganization pur-suant to which CFI was discharged from any debt that arose before the date of confirmation. As a result of the confirmation of the Plan, CFI is no longer threatened by any litigation, claims, and assessments which may have existed as of December 31, 1998.

                  The Plan provides for an infusion of $800,000 by a lender which is secured by CFI's assets. The lender has the option of con-verting the loan to common stock of CFI at a rate to be determined after the effective date of the Plan.

                  Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI.

                  The preferred stockholder of Series "A" and "B" convertible preferred stock shall receive 2 million shares of common stock in exchange for the preferred stock in the reorganized CFI.

                  The Company's subsidiary, Direct Mortgage Partners, Inc. (DMP) was not a party to the petition for relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. The aforementioned debts are included in the total unsecured non-priority liabilities. As at September 30, 1999 and December 31, 1998 liabilities of DMP that are not guaranteed by CFI amounted to $1,539,341, respectively.

                  On June 28, 1999, the Company's Amended Plan of Reorganization was approved and subsequently confirmed on August 2, 1999. On September 15, 1999, the Company petitioned the court to extend the time necessary to consummate the Plan of Reorganization. This request for an extension was granted by the court until November 1, 1999.



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

         (b)   Basis of Presentation:

                  The accompanying unauditing financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine and three months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine and three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                  The December 31, 1998 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


         (c)   Organization:

                  Creative Industries, Inc. was incorporated in the State of Florida in April 1989, and operates as a licensed mortgage lender. In October 1990, the Corporation's name was changed to Creative Financing, Inc. and on May 24, 1995 the Corporation's name was changed to CFI Mortgage Corporation ("CFI Mortgage"). CFI Mortgage Inc. was incorpo-rated in Delaware on March 18, 1997. Immediately prior to the initial public offering, the existing stockholders of CFI Mortgage contributed all of their shares of CFI Mortgage common stock to CFI in exchange for 1,200,000 shares of common stock of CFI. Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC"), which was sold on September 11, 1998, and Direct Mortgage Partners Inc., which ceased operations in the 4th Quarter of 1998, CFI has been engaged in originating, purchasing and selling loans secured primarily by first mortgages on one-to-four-residential properties as well as purchasing and selling servicing rights associated with such loans. The loans were both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP). Significant intercompany accounts and transactions have been eliminated in consolidation.


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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

         (e)   Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and lia-bilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 -  RELATED PARTY TRANSACTIONS.

                  On July 15, 1998, Mr. Vincent C. Castoro, Chairman of the Board of Directors, loaned CFI Mortgage Inc. $100,000 and in return holds a promissory note with an interest rate of 6% with a due date of August 15, 1998. No payments were made on this note until September 1, 1999 when a principal payment of $5,000 was made. The balances of $102,218 and $102,750 which includes accrued interest have been included in accrued expenses and other current liabilities, as at September 30, 1999 and December 31, 1998, respectively.

                  In addition on September 10, 1999 an affiliated company loaned CFI Mortgage, Inc. $130,000. The note bears interest at 9% and is payable upon demand.

                  The Company has made advances to three officers aggregating approximately $86,000 as of September 30, 1999 and December 31, 1998, respectively. The advances are noninterest-bearing and are due on demand and are included in due from the related parties.



NOTE 5 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                  Accrued expenses and other current liabilities are comprised of the following and are presented under the following captions in the financial statement.



                                                                         September 30,        December 31,
                                                                             1999                1998

Liabilities not subject to compromise:
  Dividends on preferred stock                                            $136,100              $   --
  Accrued general and
    administrative expenses                                                 45,041                  --
                                                                          --------              --------

                                                                          $181,141              $   --
                                                                          ========              ========

Unsecured non-priority liabilities:
  Professional fees                                                       $152,000              $152,000
  Dividends on preferred stock                                             137,781               137,781
  Accrued interest                                                          44,713                44,713
  Accrued payroll                                                          377,077               377,077
  Deposit payable                                                          150,000               150,000
  Loans payable - officer                                                  102,218               102,750
                                                                          --------              --------

                                                                          $963,789              $964,321
                                                                          ========              ========




                  Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI.

NOTE 6 - COMMITMENTS.

         (a)     Leases:

                  Effective April 1, 1999, CFI rents its corporate head-quarters, and office facilities from a stockholder on a month to month basis at $1,890 per month including certain escalation costs for real estate taxes, operating expenses, usage and common area charges. Rent expense for real property leases charged to operations for the nine months ended September 30, 1999 was $11,340.


         (b)      Employment Contracts:

                  The Company had entered into several employment contracts with certain officers and employees which expire between 1998 and 2002 which have been disavowed under the Chapter 11 Plan.



NOTE 7 -   INCOME TAXES.

                  The Company and its subsidiaries file a consolidated federal income tax return. As of December 31, 1998, the Company and its subsidiaries have a net operating loss carryforward of approximately, $19,000,000 available to reduce future taxable income which expires in the year 2014. The deferred tax asset resulting from the operating loss carryforward of approximately $7,125,000 in management's estimate requires a valuation allowance in the same amount based upon management's assessment that there is not assurance the tax asset will be realized. The Company's ability to utilize its NOL carryforward could be limited following a change in ownership in excess of fifty percentage points effectuated by the common stock issued in connection with the bankruptcy.



NOTE 8 -        STOCKHOLDERS' EQUITY.

                  On May 30, 1997, CFI completed the initial public offering of 1,000,000 shares of its common stock at $5 per share. The net pro-ceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $3,800,525. In con-nection with the offering, CFI granted the underwriter warrants to purchase 100,000 shares of common stock at an exercise priced of $6 per share. The warrants are exercisable for a period of four years commencing May 1998.

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

                  On June 30, 1998, CFI issued and sold 1,000 shares of Series B, 8% convertible preferred stock, $0.01 par value, at $1,000 per share in a private placement. The proceeds from the sale amounted to $1,000,000. The preferred stock is convertible for two years into common shares at a price equal to 85% of the five-day average bid prices immediately prior to the per common share. The discount on the conversion price, which was $150,000, is accounted for as a charge against retained earnings and is amortized over the non-con-vertible period.

                  During the nine months ending September 30, 1999, 75 shares of preferred stock were converted into 525,021 shares of common stock and accordingly additional paid-in capital increased by $1,994 and accumulated deficit increased by $7,242.



NOTE 9 -   15% DEMAND CONVERTIBLE DEBENTURES.

                  During the nine months ending September 30, 1999, the Company received $245,420 net of expenses of $27,825 from the sale of 15% demand convertible debentures through a Private Securities Subscription Agreement. The debentures are collateralized by all assets of the Company not pledged in the bankruptcy proceedings and 956,000 shares of the Company's common stock owned by two stockholders. Interest accrues at 15% per annum and at the Company's option be paid in shares of the Company's common stock. The outstanding debentures plus accrued interest may be converted into the common stock of the Company at 2% of the Company's common stock for each $80,000 of principal. In addition, 160,000 and 124,000 warrants at $.08 per share and $.15 per share, respectively have been issued.


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

During the quarter ended September 30, 1999 the Company continued to administer the bankruptcy reorganization process resulting in the bankruptcy plan being confirmed on August 2, 1999. The Company hired production and production support personnel during the quarter, which resulted in a pipeline in excess of $3,000,000. Management anticipates revenues from the funding and sale of these mortgages to occur in the fourth quarter.

The Company had negotiated "Net Branch Agreements" with several Mortgage Banking Companies. The agreements allow the Company to market their services to mortgage brokers in multiple states. The agreement calls for the Company to pay between 1/2% and 1% of the loan amounts originated under the arrangement. These Net Branch Agreements allowed the company to restructure its operating procedures and to commence operations late in the third quarter. Currently, the Company's operating division is doing business in several states through these net branch agreements. Historically, the Company had focused primarily on originating conventional conforming and government-insured loans. Sub-prime lending has the ability to generate gross profit margins up to twice the level of the Conforming lending. The Company sells substantially all of the mortgages it originates and purchases, including the right to service such loans, to institutional purchasers, including national and regional commercial banks and mortgage banks. These institutional purchasers thereafter portfolio or resell the mortgages as mortgage-backed securities.

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




Continuing to Provide Quality Service

The Company provides a high level of service to its brokers and correspondents. These services include preliminary approval of most brokered loans and certain correspondent loans within one day, consistent application of its underwriting guidelines and funding or purchase of loans generally within three to ten days of preliminary approval. In addition, the Company services each broker and correspondent with a team of professionals that includes a business development representative, experienced underwriters and, in the case of brokered loans, loan officers working primarily on a commission basis with processors assisting them to handle applications submitted by each broker. The Company believes that this commitment to service provides a competitive advantage in establishing and maintaining productive broker and correspondent relationships.

Broadening Product Offerings

       The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its correspondents and brokers. For example, the non-conforming home equity loan market is a logical extension of the Company's end product offering. The Company is beginning to enter this market through its wholesale division, specifically by lending to individuals who generally have impaired or limited credit profiles or higher debt to income ratios and typically has substantial equity in their homes.

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

The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell mortgage loans to the Company. The Company's strategy with respect to its correspondents has been to provide a high level of service together with competitive pricing. Services provided include timely underwriting and approval or rejection of a loan (within 24 hours after receipt of a completed loan application), timely purchase of loans (within five to ten days after they are approved for acquisition), information sessions and updates regarding current underwriting practices and new products. In addition, the Company provides correspondents with a variety of products and multiple methods of funding loans.

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

The Company requires that a full appraisal of the collateral property for any loan that it acquires or originates be performed in connection with the origination of the loan. All appraisals are performed by third party, fee-based appraisers and generally conform to current FNMA, FHLMC secondary market requirements for residential property appraisals. Each such appraisal generally includes, among other things, an inspection of the exterior and interior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within that same general location of the subject property.

A credit report by an independent, nationally recognized credit reporting agency reflecting the applicant's complete credit history is also required. The credit report typically contains information reflecting delinquencies, repossessions, judgments, foreclosures, bankruptcies and similar instances of adverse credit that can be discovered by a search of public records. An applicant's recent credit performance weighs heavily in the evaluation of risk by the Company. The credit report is used to evaluate the borrower's record and must he current at the time of application. A lack of credit history will not necessarily preclude a loan if the borrower has sufficient equity in the property. Slow payments on the borrower's credit report must be satisfactorily explained and will impact the amount of the loan for which the applicant can be approved.

The Company requires title insurance coverage issued by an approved ALTA title insurance company on the collateral property for all loans it originates or purchases. The Company and its assignees will be the named insured on the policy. Title insurance policies indicate the lien position of the mortgage loan and protect the Company against loss if the title or lien position is not as indicated. The applicant is also required to secure hazard and, if required, flood insurance in an amount sufficient to cover the lesser of (i) the new loan balance or (ii) an amount sufficient to cover replacement costs of the Mortgaged property.

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

The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may purchase a loan at a price (i.e., interest rate, and discount) which may be higher or lower than the Company would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loan may result from changes in interest rates which result in changes in the market value of the loans, or commitments to originate or to purchase loans, from the time the price commitment is given to the broker until the time that the loan is sold by the Company to the investor. In order to reduce the effect of interest rate changes on the gain and loss on loan sales, the Company generally commits to sell all its warehouse loans. (i.e. mortgage loans that have closed) and its pipeline loans (i.e., mortgage loans which are not yet closed but for which the interest rate has been established) to institutional investors for delivery at a future time for a stated price. In general the Company will not establish an interest rate for a mortgage loan until it has obtained a commitment from an institutional investor to purchase the loan. These commitments are on a "best efforts" basis and the Company has no obligation to sell a loan to an investor unless and until the loan closes.

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


BANKRUPTCY PROCEEDING:

On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provides for an infusion of $800,000 by a lender, which is secured by CFI's assets. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the company per $80,000 funded to the Company. Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI. The Plan was confirmed on August 2, 1999 CFI will no longer be threatened by any litigation, claims, and assessments on a cash basis, which may have existed as of December 31, 1998. The only liabilities the company can incur would be an additional common stock distribution to a creditor whom the company has objected to their claim and the court might award an additional distribution over the amount the company had scheduled in its Bankruptcy filings. The company believes in the validity of the amount due creditors in its Bankruptcy Filings. In the event that the Company losses some or all of the claims objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeds the amount scheduled on the companies Bankruptcy filings. The overage to the creditors would be paid in the Company's Common Stock.

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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

The Company did not have any revenues for the current period. With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such, the Company did not have any operating subsidiary in the current quarter when compared to last year when the Company had two operating subsidiaries.

EXPENSES

The Company recorded total operating expenses of $295,928 for the quarter ended September 30, 1999. This reflected increased payroll and operating expenses associated in the building of an infrastructure to support the mortgage operations and administrative expenses primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition. General and administrative expenses accounted for $274,529 and interest $9,657, of the total expenses. Selling expenses were $11,742, and accrued preferred stock dividends of $56,460. The Company generated in excess of a $3,000,000 mortgage loan pipeline. Funding and sales of these loans will contribute revenues in the fourth quarter.

NET INCOME (LOSS)

The Company generated a net loss of $352,388, after accrued preferred stock dividends of $56,460, in the quarter ended September 30, 1999, which included $295,928 in operating expenses, primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition and the staffing of production and production support personnel for the mortgage operations. Accrued preferred stock dividends were $56,460 in accrued dividends.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company recorded $1,358 in revenues for the nine months ended September 30, 1999. With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such, the Company did not have any operating subsidiaries in the current period when compared to last year when the Company had two operating subsidiaries.

The Company recorded total operating expenses of $492,330 for the nine months ended September 30, 1999. This reflected the increase payroll and operating expenses associated with building an infrastructure for the mortgage operations, and administrative expenses primarily associated with the filing and subsequent approval of the bankruptcy reorganization petition. General and administrative expenses accounted for $465,468, interest $15,120 and selling $11,742 of the total expenses.

The Company generated net loss of $627,072, after accrued preferred stock dividends of $136,100, for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's is dependent on stock sales or third party borrowings to sustain operations. During the quarter ending September 30, 1999, the Company received $144,000 net of expense of $16,000 from the sale of 15% demand convertible debentures through a Private Securities Subscription Agreement (The "Ronco Agreement"). The debentures are collateralized by all the assets of the Company not pledged in the Bankruptcy proceedings and 956,000 shares of the Company's common stock owned by two stockholders. In addition, on September 10, 1999 an affiliated Company loaned $130,000 to CFI Mortgage, Inc. The note bears interest at 9% and is payable upon demand.

Management believes that the planned fourth quarter capital infusion, combined with acquisitions as outlined in the amended plan of Reorganization, and revenues from the sale of mortgage loans will be sufficient to fund the Company's expansion through the remainder of 1999. There can be no assurance that the Company will be able to obtain an additional capital infusion in the fourth quarter or that the planned acquisitions will be consummated.


RISK FACTORS

SEASONALITY

The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of re-sales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. In addition, the primary home market in Florida tends to increase during the fourth quarter, while the second home market increases from October through April. Refinancing tend to be less seasonal and more closely related to changes in interest rates. The mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of a mortgage-servicing portfolio is generally higher in periods of greater mortgage loan originations.

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

During the quarter ended September 30, 1999, the Company received $144,000 net of expense of $16,000 from the sale of 15% demand convertible debentures through the Private Securities Subscription Agreement with Ronco. The debentures are collateralized by all assets of the Company not pledged in the Bankruptcy Proceedings and 956,000 of the Company's common stock owned by two stockholders. Interest accrues at 15% per annum and at the Company's option be paid in shares of the Company's common stock. In addition, 80,000 warrants at $.15 per share and 80,000 warrants at $.24 per share were issued.

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.

---------------------------------------------------------------------------
    1999                                              High             Low
---------------------------------------------------------------------------
First Quarter                                    $    0.34            $   0.07
Second Quarter                               $    0.34            $   0.06
Third Quarter                                    $   0.42            $  0.17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

 On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The Plan provided for an infusion of $800,000 by a lender (Ronco), which is secured by CFI's assets. The Ronco Funding subscription represents Class 1 of CFI Mortgages Inc.'s Creditor class in regards to the Companies Bankruptcy Reorganization plan. Ronco, or its assigns, shall have the option to convert the amount of the loan to common stock of the Company pro rata, at the rate of 2 percent of the outstanding common shares of the Company for each $80,000 of gross disbursements. Such shares to be determined after the Effective Date, and to represent two percent (2%) of the Company's outstanding common stock after distributions to claimants in Classes 2 and 3. A warrant for one share of the stock of the Company will also be issued to Lender, or its assigns, for each share of common stock issued to Ronco pursuant to the Agreement with the Company.

Subsequently, as of September 30, 1999 Ronco Funding, Inc. has subscribed a gross amount of $284,000. The Company was funded $256,000 which was less the $28,000 in funding commissions due to the agent of Ronco Funding. The Funding to date represents (when converted) an approximate seven percent (7%) equity interest. The Company was granted an extension on September 15, 1999 by the bankruptcy court extending the time Ronco Funding, Inc and or its assigns, has to fulfill the $800,000 subscription until October 1, 1999.

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

On October 11, 1999 the Company executed a Letter of Intent to acquire a majority interest in a leading developer of special purpose software, Inventek, Inc. Inventek has been an IBM business partner since 1996 and is one of the leading producers of software product solutions to the ground transportation industry. Inventek began operations in 1994 with the development of TranWare software, which maximizes client scheduling, cashiering, accounting and insurance administration. The Company is currently performing due diligence which is anticipated to continue through November.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Not applicable









 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CFI MORTGAGE INC.
                                (Registrant)


Date: November 11, 1999           /s/      Christopher C. Castoro
                                ------------------------------------------------
                                Christopher  C. Castoro
                                (Executive Vice President)


Date: November 11, 1999            /s/      Rodger W. Stubbs
                                ------------------------------------------------
                                Rodger W. Stubbs
                                (Principal Administrative Officer)