Form 10KSB
period 1999-12-31
CFI MORTGAGE INC
filed 2000-04-18
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                       Or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to _____________
                               Commission file number:           0-22271

                                CFI MORTGAGE INC.
        (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                              52-2023491
               --------                              ----------
    (State or Other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

     631 U.S. Highway #1 Suite 309

       North Palm Beach, Florida                          33408
       -------------------------                          -----
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including               561-842-0678
          area code                                    ------------
Securities registered pursuant
  to Section 12(b) of the Act::                           None
                                                          ----
Securities registered pursuant
  to Section 12(g) of the Act:                   Common Stock, par value $.01
                                                 ----------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----     -----

As of March 10, 2000, the registrant has 15,298,607 shares of Common Stock outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $9,485,136.

Registrant's revenues for the fiscal year ended December 31, 1999 was $21,228.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Transmittal Small Disclosure Format:  Yes        No   X
                                          -----    -----

Document Incorporated by Reference

Portion of the Company's definitive Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof, which the Company intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.       BUSINESS

CORPORATE HISTORY

         Creative Industries, Inc. was incorporated in the State of Florida in April 1989, and operated as a licensed mortgage lender. In October 1990, the Corporation's name was changed to Creative Financing, Inc. and on May 24, 1995 the Corporation's name was changed to CFI Mortgage Corporation ("CFI Mortgage"). CFI Mortgage Inc. was incorporated in Delaware on March 18, 1997. Immediately prior to the initial public offering, the existing stockholders of CFI Mortgage contributed all of their shares of CFI Mortgage common stock to CFI in exchange for 1,200,000 shares of common stock of CFI. Through its two wholly-owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC"), which was sold on September 11, 1998, and Direct Mortgage Partners Inc. ("DMP"), which ceased operations in the 4th Quarter of 1998, CFI has been engaged in originating, purchasing and selling loans secured primarily by first mortgages on one-to-four-residential properties as well as purchasing and selling servicing rights associated with such loans. The loans were both conventional conforming loans (originated and sold through BDMC) and nonconforming loans (originated and sold through DMP).

BANKRUPTCY PROCEEDING

         On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Southern District of Florida. On July 6, 1999, the bankruptcy court confirmed a Plan of Reorganization pursuant to which CFI was discharged from any debt that arose before the date of confirmation. As a result of the confirmation of the Plan, CFI is no longer threatened by any litigation, claims, and assessments, which may have existed as of December 31, 1998.

         The Company's Reorganization Plan provided for an infusion of $800,000 by a lender, which was secured by CFI's assets. The Company received $311,920, net of expenses of $106,900, of funding under the Plan. The lender has the option of converting the loan to common stock of CFI at a rate of 2% of the Company per $80,000 funded to the Company after the effective date of the Plan. Each general creditor shall receive one share of common stock for each dollar of debt in the reorganized CFI.

         The preferred stockholders of Series "A" and "B" convertible preferred stock received 2,000,000 shares of common stock in exchange for the preferred stock in the reorganized CFI. The preferred stockholders of Series "C" convertible preferred stock have received 2,500,000 shares of common stock in exchange for the preferred stock in the reorganized CFI.

         The Company's subsidiary, Direct Mortgage Partners, Inc. (DMP) was not a party to the Petition for Relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI.

         The effective date of the Plan was on August 2, 1999. The only additional liabilities the Company can incur would be the issuance of additional common stock to creditors with disputes approved by the Court. In the event that the Company losses some or all of the claims objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeds the amount scheduled on the companies Bankruptcy filings. The overage to these creditors would be paid in the Company's Common Stock.

         The dilution resulting from the Reorganization is significant. As a result of the Reorganization, the Company issued 4,500,000 common shares in settlement with the Company's holders of Convertible Preferred Series "A", "B", and "C". In addition, 2,157,116 common shares have been issued to the creditors in the bankruptcy petition.

EVENTS LEADING TO THE CHAPTER 11 PETITION

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

POST BANKRUPTCY ACQUISITIONS

         On December 15th , 1999 the Company entered into a purchase agreement to acquire PMC Mortgage Co. of Evansville, Indiana, a privately held nationwide, direct retail operation that specializes in the origination of sub-prime mortgage loans. PMC Mortgage Co. focuses on niche marketing opportunities through the use of targeted direct mail and outbound telemarketing strategies. The Company originated in excess of $175 million in 1998. The Company maintains 3 primary call centers in Evansville, Indiana; Grand Rapids, Michigan; and Asheville, North Carolina. Additionally, PMC is licensed to do business in 42 states, and has warehouse facilities available for loan fundings of $108 million

         The Agreement was subject to numerous financial covenants that could only be verified by performing due diligence work on the Company's books and records. The result of that process resulted in several misrepresentations in breach of the agreement's representations and warranties. The Company, by letter, informed MG Investments, Inc. of the violations in the Covenants and terminated the Agreement on March 31, 2000.

         On January 14, 2000 the Company completed the acquisition of controlling interest (65%) in Inventek, Inc.; doing business as Surfside Software Systems(R), of Clearwater, Florida. Surfside is a leader in the development of advanced software and management solutions for the transportation industry.

         Surfside's flagship product is TranWare which offers modules for order processing, scheduling and dispatch, driver cashiering, account billing / receivables, fleet vehicle maintenance as well as mobile data dispatch and automatic vehicle location (AVL) using utilizing Global Positioning Satellite
(GPS).

         The TranWare(TM) software suite offers management tools for the many types of transportation businesses, including trucking, non-emergency medical, courier, taxi, limousine and premium sedan. It also provides on-site training and configuration services as well as 24-hour customer service for its clients.

CURRENT BUSINESS

CFI Mortgage (A)

         CFI Mortgage Inc. (the "Company") is a financial services Company headquartered in North Palm Beach, Florida. The Company provides mortgages and mortgage-related services to individuals indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, underwrites and funds residential mortgage loans that are sold on an individual basis to institutional and private investors. The Company originates loans that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk.

         The Company had negotiated "Net Branch Agreements" with several Mortgage Banking Companies. The agreements allow the Company to market their services to mortgage brokers in multiple states. The agreement calls for the Company to pay between 1/2% and 1% of the loan amounts originated under the arrangement. These Net Branch Agreements allowed the Company to restructure its operating procedures and to commence operations late in the third quarter. Currently, the Company's operating division is doing business in several states through these net branch agreements. The Company sells substantially all of the mortgages it originates and purchases, including the right to service such loans, to institutional purchasers, including national and regional commercial banks and mortgage banks. These institutional purchasers thereafter portfolio or resell the mortgages as mortgage-backed securities. The Company as of November 1, 1999 has operated under the MG Investments net branch relationship.

         The Company operated through a "net branch" agreement with Paradigm Mortgage Associates, Inc. a Jacksonville, Florida Corporation (PMA). The agreement allowed the Company to market its mortgage products on a wholesale basis to retail mortgage professionals, especially the PMA's network of over 200 retail branches. PMA's sole responsibility in the process was to close and fund approved loans on the day of closing. PMA continuously made material errors in the closing and funding of the loans. Paradigm Mortgage Associates, Inc. failed to deliver premium checks to the Company's brokers in a timely manner. Due this untenable situation, the Company elected to pay the Broker premiums out of its operating account and receive reimbursement from PMA upon the sale of the loans on the secondary market.

SURFSIDE SOFTWARE SYSTEMS (B)

         With the acquisition of Surfside Software Systems ("Surfside") the Company is in the business of providing PC-based, DOS and WINDOWS 95 solutions, under the name TranWare to the taxi, courier, para-transit, shuttle and limousine industries. TranWare consists of the following products: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. It interfaces with a number of different wireless technologies as well as stand-alone financial products. Surfside provides the base products, customization, product support and product training.

         The telephone operators enter in trip request information, including pickup and drop off addresses, customer names and account information. Caller-ID interfaces, will automatically pop the customers name and telephone number into the order entry screen when they call. If the particular customer had ridden in the past, the previous trips are presented. The order taker can then simply pick one of the previous trips without having to retype the pickup and drop off information. This provides for better customer service and a quicker response time.

         The trip information is then presented to a dispatcher in an organized fashion on a "dispatch screen". The dispatch screen shows current trips that need to be dispatched to vehicles. There are a variety of ways that the trips can then be dispatched to vehicles. By voice over radio, alphanumeric pagers or mobile data terminals (MDT). Fleet operators can choose to have the trips dispatched automatically by zone or by closest vehicle utilizing global positioning system (GPS) receivers which relay back very accurate vehicle location through the MDT system This system offers a complete automatic dispatch function that processes orders and offers them to vehicles based on their position and status time related to the trip. Drivers press buttons on the terminals to book into position, load the trip, complete the trip and update their status. The TranTrac (TM) AVL (automatic vehicle location) program provides an attractive and accurate real-time display of vehicle locations and statuses on a computer map display in the dispatch office.

         All accounting between the fleet operator and drivers is handled with the Driver Cashiering module. This module will automatically charge drivers for their vehicle leases, insurance, security deposits and other items. It can keep track of car loans, automatically calculate commission based trips and generated gross pay information for salaried or hourly drivers.

         Customer accounts can be automatically billed for transportation services with the Accounts Billing and Receivables module. Once trips are processed through the dispatch system, they can be billed to customers on customized, detailed invoices that show trip pickup and drop off details. Customer payments are posted into the receivable module and the system provides a variety of aging and payment reports.

         For fleet operators that maintain their own vehicles, Surfside offers Fleet Vehicle Maintenance module. This system maintains detailed records of individual vehicles, schedules vehicles for preventive maintenance, tracks labor costs, and handles inventory tracking and purchasing. This system is tied in directly with the driver cashiering as drivers shift vehicles in and out, the mileage is forwarded to the maintenance module for scheduling preventive maintenance work.

         By offering a complete, turnkey system including Order Taking, Scheduling, Dispatch, Cashiering, Billing, Receivables, Vehicle Maintenance and Insurance Claims Management, Surfside's TranWare suite is the only one of its type available to the transportation industry. This complete system allows transportation fleet operators to manage the entire operation of their business with a seamless set of applications that share a common interface and data structure.

         With all of the data for the operations of a company within one software suite, generating a true profit / loss report is only a touch of a key away. Reports can be generated to show which vehicles and drivers are losing money and which ones are profitable. Preventative maintenance scheduling can extend the life of and reduce operating costs of the vehicle. Inventory tracking prevents theft and maintains a proper inventory level, and reduces parts and maintenance cost. Simplified billing and accounts receivable functions reduce staff requirements as well as the time needed to bill customers and collect payments.

         The flexible reporting and interfacing allows us to customize reports for individual customers without effecting the programming and design of the core software system. The system also allows us to include custom interfaces to accounting programs, phone systems, pagers and other external programs and device that are unique to a particular customer's site.

         The design of the system allows Surfside to support our customers remotely via computer modem, saving on expensive travel costs. Upgrades to the software and program upgrades can be sent via the modem. Surfside's Internet site provides a medium for customers to share information by using on line users group and Email. Surfside provide software downloads and technical support documents on the site for customers to access and download.

GENERAL

                  CFI Mortgage Inc. (the "Company") is a financial services Company headquartered in Florida. The Company provides mortgages and mortgage-related services to individuals indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, underwrites and funds residential mortgage loans that are sold on either an individual or bulk basis to institutional and private investors. The Company originates and purchases loans originated that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk.

         With the acquisition of Surfside Software Systems the Company is in the business of providing PC-based, DOS and WINDOWS 95 solutions, under the name TranWare to the taxi, courier, para-transit, shuttle and limousine industries. TranWare consists of the following products: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. It interfaces with a number of different wireless technologies as well as stand-alone financial products. Surfside provides the base products, customization, product support and product training.

         Substantially all Surfside Software customers subscribe to Company's service and support programs, which provide ongoing product and, where applicable, updates. The Company's cost structure is relatively fixed and the cost of generating, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates significantly greater profit margins from incremental sales once fixed costs are covered.

BUSINESS STRATEGY

         The acquisition of Surfside Software Systems represents a significant milestone in the Company's history. The transaction is an important step in fulfilling CFI's goal of becoming a diversified eCommerce financial services company with 50 state lending capabilities.

         The market is quickly realizing that the success of eBusiness depends on world-class service being delivered to online customers at every stage, along with measurable return on investment for the Company. Due to the synergies gained from the acquisition, CFI will be able to develop an integrated software suite that manages all of the essential contact points with on-line customers, in both business - to - business, and business - to - consumer environments, and will set a new standard for eService. Our goal is to introduce a solution into the financial services marketplace, offering it as the most efficient and flexible web-enabled mortgage solution that supports all borrowing channels, consumer direct, retail and wholesale.

FINANCIAL SERVICES STRATEGY

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

         Management believes that lending through correspondents can be an efficient and cost efficient method of producing loans because of the low fixed expenses and capital investment required. Correspondents are paid for the loans purchased by the Company based on a percentage of the loan balance purchased. Such percentage is determined based upon a daily rate sheet that reflects market demand for particular loans on that day. If efficiently utilized, correspondent lending can allow the Company to match its costs more directly with the volume of loans purchased so that a portion of the Company's cost is variable rather than fixed. The correspondent origination approach also allows the Company the flexibility to adjust to varying market conditions by quickly entering or exiting geographic markets as economic conditions dictate.

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

TECHNOLOGY BASED STRATEGY

         The Company believes that wireless communications and Internet capabilities are the wave of the future. In that respect, we have developed numerous interfaces to third party communication devices such as alphanumeric pagers, caller ID decoders, PCS units and mobile data terminals. We are continuing to work with the major companies in this industry to create new interfaces. Traditional types of communications such as radio frequency will still play a part in the industry for years to come, but new digital technology is becoming more prominent.

         The Company is positioning its products and technologies to integrate uniquely to meet the mandates of e-business in every relevant area - architecture, deployment time, and return - on - investment. Current strategies are to:

       o  Develop application rich code, world-tested by customers.

       o Develop application code that is reliable, modular, and easy to support.

       o Price the code by module and at such a level as to quickly gain market share. Once customer base is established, sell additional modules, training, and support.

       o Identify related technologies and co-sell to the industry. Support other products as well.

RISK FACTORS

FINANCIAL SERVICES:

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

COMPETITION

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies, depending upon the type of mortgage loan product offered. The Company competes principally by purchasing or originating a variety of types of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors have financial resources substantially greater than that of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale and retail branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues. The top five competitors in the market are a) The Associates, b) Household Financial, c) Conseco, d) Saxon Mortgage and e) The Money Store.

REGULATION

         The operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), Federal National Mortgage Association ("FNMA") and the Department of Veteran Affairs (the "VA") and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

         In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting the Company's operations. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to the VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, FNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, FNMA and VA at all times to assure compliance with all applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other regulatory requirements, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate

Settlement and Procedures Act ("RESPA") and the regulations promulgated there under which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

SOFTWARE RISK FACTORS:

MARKET CHANGES.

         The market for the Company's software products and services is characterized by technological advances and evolving standards. In addition, changes in the transportation requirements and new product introductions could render the Company's existing products unmarketable. The Company's future success depends upon its ability to enhance current products in a timely fashion and to develop and introduce new products that keep pace with technological developments and changes in the transportation industry. Further, the Company's future success depends on ground fleet transportation companies to adopt new technologies for acceptance in this evolving market

NEED FOR  ADDITIONAL  FINANCING

         The Company believes that the funds to be generated by the Company's operations will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financings of equity, or from other sources. Additional financing may not be available or, if may not be obtainable on terms favorable to the Company.

GROWTH

         The growth in the size and complexity of the Company's and the expansion of its product lines and its customer base have and are expected to continue to place a significant strain on all aspects of the Company's business. The Company will be required to upgrade or implement operational and financial systems, procedures and controls. The future success will depend on its ability to expand its support and infrastructure commensurate with its expanding base of products and on its ability to attract, hire and retain skilled employees.

KEY EMPLOYEES AND SOFTWARE  ENGINEERS

         The Company believes that the future success will depend to a significant extent upon the contributions of executive officers and key sales, engineering, marketing and technical personnel. The Company does not have "key person" life insurance on any of its employees. Competition for highly skilled personnel, particularly qualified development engineers and systems implementation experts is intense. The Company has, at times, experienced difficulty in locating personnel with requisite levels of expertise and experience

SALES AND IMPLEMENTATION  CYCLES

         The license of the Company's software generally requires the Company to educate prospective customers the use and benefits of the Company's products. In addition, the purchase of the Company's products involves a significant commitment by prospective customers and can be associated with substantial time in workflow, processing or the configuration of hardware. The license of the Company's software products can often require a level or executive decision by prospective customers. The period between initial indications of interest by a customer in the Company's product and the ultimate sale and implementation of the Company's product to the customer can be lengthy (often ranging from three months to six months) and is subject to a number of significant delays over which the Company has little or no control.

COMPETITION

         The market for the Company's products is intensely competitive and ever changing. A number of companies offer competitive products addressing some of the Company's target markets. A number of prospective and existing customers of the Company have the capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. Some of the Company's competitors have significantly greater financial, technical, sales and resources than the Company. The Company believes that the primary factors in this market include product quality, reliability, price, vendor and product reputation, financial stability, features and functions, ease of use, and interoperability with other applications or systems. The Company believes it competes favorably in each of categories. A significant portion of the Company's revenue is derived from a limited number of products

GROUND FLEET TRANSPORTATION  INDUSTRY

         Substantially all of the Company's revenues are derived from licenses and services, and its future success is dependent on increased sales to the ground fleet transportation industry. Demand for the Company's products and services can be disproportionately affected by instability or downturns in the transportation industry, which may cause existing or potential customers to delay, cancel or reduce planned expenditures for technology, including those offered by the Company

LIABILITY RISKS;  SOFTWARE DEFECTS

         The Company's software products are complex and sophisticated and could, from time to time, contain designer software errors that could be difficult to detect and correct. The implementation of the Company's products may involve a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Such errors could give rise to warranty or liability of the Company and cause delays in product introduction and require design modifications, which could result in loss of or the delay in marketing of the Company's products or loss of existing customers

DEPENDENCE UPON  PROPRIETARY  TECHNOLOGY;  INTELLECTUAL  PROPERTY  RIGHTS

         The Company's success and ability to compete are dependent in part upon its technology. The Company relies primarily on a combination of copyright, trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its rights, other parties may attempt to reverse, engineer, copy or engage in unauthorized use of the Company's proprietary information. Technology or proprietary information incorporated in the Company's products can be licensed from third parties, generally on a non-exclusive basis. The failure of the third-party licensors to maintain or update their products could result in delays in the' Company's ability to ship certain of its products. While it may be necessary in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so.

EMPLOYEES

         As of December 31, 1999, the Company had 12 employees whom were undertaking the plan of reorganization, as all other subsidiary operations had ceased. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company's financial services offices are located at 631 U.S. Highway # 1, Suite 309, North Palm Beach, Florida 33408, where the Company leases from a stockholder on a month-to-month basis and certain office equipment on various operating leases. The office leases generally require CFI to pay certain escalation costs for real estate taxes, operating expenses, usage and common area charge. The Company considers its facilities to be satisfactory for its current needs.

ITEM 3.   LEGAL PROCEEDINGS:

         As a result of the confirmation of the bankruptcy plan, the Company is no longer threatened with any litigation, claims and assessments, which may have existed as a result of the Bankruptcy Filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  PRICE RANGE OF COMMON STOCK

         Effective November 18, 1998 the Company's stock is quoted on the OTC Bulletin Board Market. From May 27, 1997 through November 17, 1998 the Company Common Stock was quoted on the NASDAQ Small Cap Market under the symbol "CFIM." The following table sets forth for the time periods indicated the range of the high and low bid quotations for the Company's Common Stock on the NASDAQ Small-Cap Market and OTC-Bulletin Board Market during the applicable periods. These quotations may not represent actual transactions and do not reflect inter-dealer mark-ups, markdowns and concessions.

---------------------------------------------------------------------------
    1997                                       High               Low
---------------------------------------------------------------------------
Second Quarter                                $ 9.81             $7.12
Third Quarter                                 $14.75             $7.37
Fourth Quarter                                $12.25             $7.87


---------------------------------------------------------------------------
    1998                                         High              Low
---------------------------------------------------------------------------
First Quarter                                   $10.00            $5.00
Second Quarter                                  $14.56            $6.53
Third Quarter                                   $ 8.50            $1.25
Fourth Quarter                                  $ 2.37            $0.12


---------------------------------------------------------------------------
    1999                                         High             Low

---------------------------------------------------------------------------
First Quarter                                  $   0.34             $  0.07
Second Quarter                                 $   0.34             $  0.06
Third Quarter                                  $   0.42             $  0.17
Forth Quarter                                  $   0.68             $  0.18


         There were approximately 300 stockholders of record of Common Stock as of March 31, 1999. This number does not include beneficial owners holding shares through "street" names. The Company believes that it has more than 800 beneficial holders of Common Stock.

         Redemption of Convertible Subordinate Debenture in exchange for Convertible Preferred Stock. On May 18, 1998, the Company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August 19, 1998, the Company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd. During the bankruptcy proceedings, the Company reached a settlement with the holder for the exchange of 2,500,000 shares of common stock for 1,700 shares of convertible preferred stock.

         The preferred stockholder of Series "A" and "B" convertible preferred stock received 2,000,000 shares of common stock in exchange for the preferred stock in the reorganized CFI.

         During the nine months ending September 30, 1999, 75 shares of preferred stock were converted into 525,521 shares of common stock and accordingly additional paid-in capital decreased by $5,255.

         On November 29, 1999, Ronco Funding, Inc., had funded debentures in an amount of $311,000 net of expenses of $106,900. The 15% convertible debentures were converted into 2,004,986 shares of the Company's common stock.

         During the Chapter 11 Bankruptcy Proceeding in 1999, certain non-management employees were issued 750,000 warrants for the purchase of one share of common stock of CFI at .39(cent) per share. The price represents 125 percent of the bid price of CFI stock on the effective date of the bankruptcy plan, August 2, 1999.

         During the third quarter of 1999, after the bankruptcy confirmation, CFI was short of cash for operational expenses, and accordingly, entered into two loans. One loan was from Footbridge LTD Trust in the amount of $100,000 on a balloon note at 10% interest, which has been subsequently repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase one share of common stock of CFI at .20(cent) per share, which represents 110% of the bid price of CFI stock on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with 10,000 warrants to purchase one share of CFI common stock at .20(cent) per share. Again this warrant price represents 110% of the bid price of CFI stock on the date of the loan agreement.

         Additional financing was provided by a Company owned by the Chairman of the Company, Vincent C. Castoro who made a loan to the Company in the amount of $116,756 at 9% interest. As an inducement to make this loan, Mr. Castoro was granted 150,000 warrants for the purchase of one share of CFI common stock at
 .25(cent) per share, which represents 105% of the bid price as of the date of the loan. This loan has not yet been repaid by CFI.

         After the confirmation of the bankruptcy but before the end of the year, the Company sold through a private placement of securities to Mr. Frank LaForgia. He invested $300,000 and received 2,000,000 shares of common stock of CFI, plus 150,000 warrants to purchase one share of CFI common stock at 25(cent) per share, which represents the 125% of the bid price on the date of the investment, November 8, 1999. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

         As a result of the Reorganization Plan and additional 2,157,116 common shares have been issued to creditors of the bankruptcy petition.

OTHER EVENTS

         On or about December 15, 1999, CFI entered into a Stock Exchange Agreement to acquire all of the capital stock of MG Investments, Inc. ("MGI"). MGI does business as Pyramid Mortgage Corporation, PMC Mortgage and Premier Mortgage, and is a full service mortgage ompany. During 1999, MGI had a maximum of 29 offices in 11 states, and focused primarily on the retail sub prime mortgage business. MGI's principal place of business is in Evansville, Indiana, where it owns two office buildings and last year employed a maximum of approximately 1301 employees. While performing due diligence on the Company's books and records, CFI recognized that the significant earnings that had characterized MGI's performance in the first half of 1999 and in 1998 were not sustainable, and accordingly, on March 31, 2000, the Stock Exchange Agreement was terminated.

         To avoid litigation in connection with the termination of the Stock Exchange Agreement, MGI and CFI entered into a Settlement Agreement which included, among other terms, an agreement for MGI to pay certain damages, costs and expenses incurred by CFI, by MGI absorbing certain current expenses of CFI, plus a payment to CFI of $100,000 which is deferred until March 31, 2002.

         In addition, MGI entered into a consulting agreement with CFI for an initial term of three months to provide MGI with assistance in its mortgage operations, management, legal and accounting functions. Negotiations are also continuing with MGI with respect to the purchase of certain assets, specifically two office buildings, in exchange for CFI stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES SET FORTH THEREIN.

GENERAL

         During the year ending December 31, 1999, the Company administered the bankruptcy filing and subsequent reorganization process resulting in the bankruptcy plan being confirmed on August 2, 1999, and the claims objection and settlement phase of the Reorganization. The judge ruled that the claims objections would be better handled post confirmation since the creditors were in favor of the plan. The process has resulted in many of the claims being negotiated at less than claimed by the creditors and in several cases less than as described originally by the Company on the Reorganization schedules. The aforementioned process has taken time and money, but the result has been a reduced amount of dilution, or forgiveness of debt, as might have been the case had not this process been undertaken by the Company. The Company successfully defended over 140 claims, in excess of $5,000,000.

         The Company, as of December 31, 1999 had not finalized settlement with Nikko Financial Services, Bank One and App Online.Com. In addition the Company has not finalized settlement with Chris Castoro, a current Director and Vincent John Castoro, a former Director. The basis of the Castoro's claims revolve around, among other things, the reimbursement and indemnification on certain liabilities on behalf of the Company.

         In 1998, the Company operated two wholly owned subsidiaries, BDMC, the Company's retail production arm originating both conforming and non-Conforming products, and DMP, the non-conforming production platform for the Company. DMP originated non-conforming loans on a wholesale basis through mortgage brokers, mortgage bankers and lenders.

         The following comparative analysis and discussion may be misleading due to the following. The 1998 information includes nine months of operations of Bankers Direct Mortgage Corporation "BDMC" and eleven months for Direct Mortgage Partners "DMP". The Company made a subsequent filing for a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in March of 1999.

RESULTS OF OPERATIONS


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         For 1999, commissions and fees were $21,228 as compared to $14,164,911 in 1998. The decrease in revenues was attributable to the Company's filing a voluntary Petition for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in March of 1999 and the Company having no operating subsidiaries for the majority of the year.

         Interest income was zero in 1999 as compared to $4,897,733 in 1998. This is attributable to the Company closing its sub-prime mortgage subsidiary and having no credit facilities for the year.

         Total operating expenses decreased to $3,686,191 from $30,340,704 in 1998. Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated and in some cases investor yield requirements increased some 200 basis points. This in turn significantly devalued the Company's loans held for sale and subsequent revenues. The substantial increase in the loan loss provisions from November 24, 1998 through December 31, 1998 was overwhelmingly due to the devaluation of the mortgage portfolios of the Company's subsidiary, DMP. The subsequent filing of a petition for relief under Chapter 11, and workout with warehouse lenders increased loan loss provisions to $7,135,304 in 1998.

         Interest expense decreased to $58,764 in 1999 as compared to $4,580,049 in 1998. This is attributable to the Company closing its sub-prime mortgage subsidiary and having no credit facilities for the year.

         The Company experienced a loss from continuing operations, before taxes, of $3,664,963 as compared to a loss of $16,175,793 in 1998. The largest factor for the decrease in net loss was due to the closing in 1999 of the subsidiary and subsequent filing for relief under Chapter 11 of Title 11 of the United States Code in March of 1999

         The Company recorded a gain of $3,646,371in debt forgiveness in 1999 as a result of the confirmed bankruptcy plan and the subsequent issuance of one share of CFI Common Stock for every $1.00 a creditor was owed. This is compared to $1,908,913 in 1998.

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

FINANCIAL CONDITION


DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998:

          Cash in banks increased $5,203 to $7,574 at December 31, 1999 as compared to $2,371 at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company operated on a negative cash flow basis. Historically, the Company's cash requirements include the funding of (i) mortgage originations pending their sale, (ii) the points and expenses paid in connection with acquisition of wholesale loans, and (iii) ongoing administrative and other operating expenses.

         On May 18, 1998 the Company issued a $2.2 million Convertible Subordinate Debenture to Thomson, Kernaghan & Co., Ltd. of which $1.7 million was outstanding at June 30, 1998. On August 19, 1998, the Company redeemed the outstanding balance of the Debenture in exchange for the issuance of 1,700 shares of Convertible Preferred Stock to Thomson, Kernaghan & Co., Ltd.

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

         During the third quarter of 1999, after the bankruptcy confirmation, CFI was short of cash for operational expenses, and accordingly, entered into two loans. One loan was from Footbridge LTD Trust in the amount of $100,000 on a note at 10% interest, which has been subsequently repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase one share of common stock of CFI at .20(cent) per share, which represents 110% of the bid price of CFI stock on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with10,000 warrants to purchase one share of CFI common stock at .20(cent) per share. Again this warrant price represents 110% of the bid price of CFI stock on the date of the loan agreement.

         Additional financing was provided by a Company owned by the Chairman of the Company, Vincent C. Castoro who made a loan to the Company in the amount of $116,756 at 9% interest. As an inducement to make this loan, Mr. Castoro was granted 150,000 warrants for the purchase of one share of CFI common stock at
 .25(cent) per share, which represents 105% of the bid price as of the date of the loan. This loan has not yet been repaid by CFI.

         After the confirmation of the bankruptcy but before the end of the year, the Company made private placement of securities to Mr. Frank LaForgia. He invested $300,000 and received 2,000,000 shares of common stock of CFI, plus 150,000 warrants to purchase one share of CFI common stock at 25(cent) per share, which represents the 125% of the bid price on the date of the investment, November 8, 1999. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

         As a result of the Reorganization Plan and additional 2,157,116 common shares have been issued to creditors of the bankruptcy petition.

         On November 29, 1999, Ronco Funding, Inc. had funded debentures in the amount of $311,020 net of $106,900 in expenses. The 15% convertible debentures were converted into 2,004,986 shares of the Company's common stock.

         For the year ended December 31, 1999, net cash used in operating activities was $(705,217) resulting from the net loss from the year. The losses were financed by the proceeds from the Company's common stock offerings, the use of short term borrowings, and long term debt. The cash proceeds from the offerings and long term debt were used to fund the Company's operations while completing the bankruptcy reorganization process.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, certain matters discussed in this Form 10-KSB are "forward- looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to changes based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

      o Lending to "sub-prime" borrowers who have higher incidents of default could adversely affect the Company's projections.

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

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers:

Name
Age                                            Title

Vincent C. Castoro (1).............64          Chairman and Director

Vincent J. Castoro (1).............33          Director

Stephen E. Williams  ..............59          President, CEO, Director

Christopher C. Castoro (1).........35          Vice President,  Director

Rodger W. Stubbs...................36          Secretary, Treasurer, Director

Greg Cutuli      ..................49          Director

Paul Garrigues (2).................42          Chief Financial Officer



(1) Vincent C. Castoro is the father of Vincent J. Castoro and Christopher C Castoro.
(2) Resigned from the Company as Chief Financial Officer in January 1999

         Stephen E. Williams, President and CEO has had over 20 years in the mortgage and banking industries in all levels of executive management. At CFI Mortgage, Inc., he has instituted a complete product focus and financial turnaround. Prior to joining CFI, Mr. Williams was President and CEO of Systems Communication (NASDAQ: SCMI). As a major stockholder, he guided the strategic direction of the Company in the areas of telecommunication and medical cost containment.

        From 1991 until the Company was acquired by Primark, Inc. in 1994, Mr. Williams was COO of Televoice, focusing on researching real estate applications of relational data base integration with telephony technology. From 1976 until 1990, Mr. Williams career centered on residential and commercial, national and international, real estate development. As owner, major shareholder or a member of senior management of these corporations, he was a driving force behind implementing global growth strategies to increase shareholder value.

         Throughout his illustrious career, Mr. Williams has gained extensive experience in turnarounds, mergers, acquisitions, start-ups and divestitures, as well as solid experience with the varied requirements of the capital markets. Mr. Williams attended Indiana University and has a B. S. degree in Business Administration. He also attended the New York Institute of Finance and received NYSE certification.

         Vincent C. Castoro founded the Company's operating subsidiary (Bankers Direct Mortgage Corporation) in April 1989 and has been a director of the Company since its inception date. Mr. Castoro has served as the Chief Executive Officer of the Company since March 1991 and devotes his full business time to the affairs of the Company. Prior to founding the Company,

Mr. Castoro was involved it the heating oil distribution business in the New York metropolitan region.

         Vincent J Castoro had been the President of the Company's operating subsidiary (Bankers Direct Mortgage Corporation) from June 1993 until June of 1997. From June of 1997 he has served as a director and Vice President of the Company.

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

         Greg Cutuli has been the Senior Vice President in charge of Secondary Marketing for First Colony Financial Group in Brentwood, CA, for 1 year prior to joining the Company in March of 1998. In addition, Mr. Cutuli was the Chief Credit Officer and Senior Vice President of Secondary Marketing for Admiral Home Loans, Inc., a Pasadena-based wholesale mortgage company, from September of 1993 through April of 1997. Mr. Cutuli also has a background in Appraisals and Real Estate Development.

         Rodger W. Stubbs has been the Executive Vice President and Managing Director for sub-prime mortgage Subsidiary in addition to serving as Secretary / Treasurer for the Company since 1997. Mr. Stubbs has over 15 years of senior management experience within the finance and public company industries having owned and operated his own businesses. Mr. Stubbs was the President and Chief Executive officer of Mizner Mortgage Corporation from 1989 through 1997.

Paul R. Garrigues had been the Chief Financial Officer of the Company since April 1998. From March 1992 through April 1998, Mr. Garrigues served as the Chief Financial Officer of Monument Mortgage, Inc., a Walnut Creek, CA., mortgage banking company and wholly owned subsidiary of Finet Holdings Inc (NASDAQ:FNHC).


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation of the Company's Chief Executive Officer for the three fiscal years ended December 31, 1999. The remuneration described in the table does not include the cost to the Company of benefits furnished to the Executive Officer, including premiums for health insurance and other benefits provided in connection with the conduct of the Company's business. The value of such benefits did not exceed 10% of the Executive Officer's cash compensation.

-------------------------------------------------------------------------------------------------------------------
             Name and Principle Position                      Annual Compensation
-------------------------------------------------------------------------------------------------------------------
                              Year         Salary Rec'd        Accrual*           Total Compensation      Other **
-------------------------------------------------------------------------------------------------------------------
Steve Williams                1999            $30,000          $56,875                 $86,875             (1) (2)
-------------------------------------------------------------------------------------------------------------------
Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------
Christopher Castoro           1999            $52,500          $48,732                $101,232             (1)
-------------------------------------------------------------------------------------------------------------------
Director                      1998            $91,666              N/A                $91,666
-------------------------------------------------------------------------------------------------------------------
                              1997            $87,500              N/A                $87,500
-------------------------------------------------------------------------------------------------------------------
Rodger Stubbs                 1999            $52,500          $93,204               $145,705              (1)
-------------------------------------------------------------------------------------------------------------------
Secretary / Treasurer, Vice   1998            $73,070              N/A                $73,070
President, Director
-------------------------------------------------------------------------------------------------------------------
                              1997            $17,158              N/A                $17,158
-------------------------------------------------------------------------------------------------------------------
Gregory Cutuli                1999            $52,500          $68,321               $102,821              (1)
-------------------------------------------------------------------------------------------------------------------
Vice President, Director      1998           $104,500              N/A               $104,500
-------------------------------------------------------------------------------------------------------------------

   * Accruals are for compensation not yet received.

(1) ** Does not include value of compensation award in stock equal to 5% of the outstanding shares due, not yet paid, of CFI Common stock per employment agreement that was approved as part of the Bankruptcy Reorganization Plan.

(2) **Does not include the value of 300,000 shares of CFI Common Stock awarded as a signing bonus as part of employment agreement.

         No options or other form of long-term compensation were granted to, or exercised or held by, the named executive officers during the year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 10, 2000 (i) by each person known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors; and (iii) all directors and executive officers of the Company as a group. The address of each person listed below is 631 U.S. Highway One, Suite 309, North Palm Beach, Florida 33408, unless otherwise indicated.

Name of Beneficial Owner         Number of Shares         Percentage Owned
Vincent C. Castoro..............              0                       0%
Vincent J. Castoro..............        600,000                    3.83%

--------------------------------------------------------------------------------

Christopher C. Castoro (3)......      1,138,822                    7.26%
Rodger W. Stubbs (3)............        983,822                    6.28%
Stephen Williams (3) (4)........      1,083,822                    6.91%
Gregory Cutuli (3)..............        783,822                    5.00%

All directors and executive
officersas a group (four
persons)........................      3,990,288                   25.45%

(3) Includes compensation award of 5% of the outstanding shares due, (783,822) not yet delivered, of CFI Common stock per employment agreements that were approved as part of the Bankruptcy Reorganization Plan.

(4) Includes 300,000 shares of CFI Common Stock awarded as a signing bonus as part of employment agreement.


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

In May of 1997, Vincent C. Castoro, the Company's Chairman, loaned $200,000 to Bankers Direct Mortgage Corporation (prior to the name change from CFI Mortgage Corporation to Bankers Direct Mortgage Corporation), a wholly owned subsidiary of the Company. In May of 1997, BDMC repaid $100,000 of the $200,000 owed to Vincent Castoro. Bankers Direct Mortgage Corporation then repaid Vincent Castoro the balance of $100,000 debt, plus interest of $14,000, in July of 1998. Vincent Castoro then loaned an additional $100,000 in July 1998 to the Company, which remains unpaid. Vincent Castoro has made a claim in the bankruptcy court for the amount.

In addition on September 10, 1999 an affiliated Company loaned CFI Mortgage, Inc., $130,000. The note bears interest at 9% and is payable upon demand.

ITEM 13.  EXHIBITS AND FILINGS ON FORM 8K

     (a)      Exhibits - None

     (b)      Filings on Form 8K - None

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999




                                    I N D E X
                                    ---------

                                                                     Page No.
                                                                     --------

Report of Independent Accountants' Report ......................       F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 1999 ........       F-3

     Consolidated Statements of Operations
       For the Years Ended December 31, 1999 and 1998 ..........       F-4

     Consolidated Statements of Changes in
       Stockholders' Capital Deficiency
       For the Years Ended December 31, 1999 and 1998 ..........    F-5 - F-6

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1999 and 1998...........    F-7 - F-8

     Notes to Consolidated Financial Statements ................    F-9 - F-20

              [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]



                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
CFI Mortgage Inc.

We have audited the accompanying consolidated balance sheet of CFI Mortgage Inc. and Subsidiary as of December 31, 1999, and the statements of operations, stockholders' capital deficiency and cash flows for the years ended December 31, 1999 and 1998 of the Company and its subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFI Mortgage Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1999, the Company's liabilities exceeded its assets by $7,683,320 and had a net loss of $18,592 for the year ended December 31, 1999. As described in Notes 1 and 2, on March 10, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, N. Y.
April 12, 2000

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999



                                  A S S E T S
                                  -----------

Current assets:
  Cash                                             $      7,574
  Due from related parties                               90,726
                                                   ------------
        Total current assets                                       $    98,300

Property and equipment, at cost, less
  accumulated depreciation of $94,059                                   55,418

Note receivable                                                         25,000
                                                                   -----------
                                                                   $   178,718
                                                                   ===========


                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Due to affiliated company                        $    139,735
  Accrued expenses and other current liabilities      2,401,423
                                                   ------------
        Total current liabilities                                  $ 2,541,158

Liabilities not subject to compromise:
  Accounts payable of subsidiary                                     1,237,552

Liabilities under plan of reorganization:
  Due to banks and sundry creditors                                  4,083,328
                                                                   -----------
        Total liabilities                                            7,862,038

Commitments and contingencies                                              -

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 15,676,451 shares          156,764
  Preferred stock, $.01 par value
    Authorized 10,000,000 shares
    None issued and outstanding                               -
  Additional paid-in capital                         12,434,602
  Accumulated deficit                               (20,274,686)
                                                   ------------
        Total stockholders' capital deficiency                      (7,683,320)
                                                                   -----------

                                                                   $   178,718
                                                                   ===========

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended
                                                             December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    ------------   ------------
Revenues:
  Commissions and fees                              $     21,228   $  9,267,178
  Interest                                                  --        4,897,733
                                                    ------------   ------------
Total revenues                                            21,228     14,164,911
                                                    ------------   ------------

Expenses:
  Selling                                                   --        6,820,835
  General and administrative                           3,627,427     11,325,638
  Interest                                                58,764      4,580,049
  Provision for doubtful accounts and loan losses           --        7,135,304
  Loss on abandonment of property and equipment             --          478,878
                                                    ------------   ------------
Total expenses                                         3,686,191     30,340,704
                                                    ------------   ------------

Loss from continuing operations                       (3,664,963)   (16,175,793)
Gain on sale of subsidiary                                  --          536,664
                                                    ------------   ------------

Loss before provision for income
  taxes and extraordinary gain                        (3,664,963)   (15,639,129)
                                                    ------------   ------------

Provision (credit) for income taxes:
  Current                                                   --          (75,988)
  Deferred                                                  --          331,525
                                                    ------------   ------------
Total provision for income taxes                            --          255,537
                                                    ------------   ------------

Loss before extraordinary gain                        (3,664,963)   (15,894,666)
Extraordinary gain - forgiveness of debt               3,646,371      1,908,913
                                                    ------------   ------------

Net loss                                            ($    18,592)  ($13,985,753)
                                                    ============   ============

Basic earnings per common share:
  Loss before extraordinary gain                    ($ 3,664,963)  ($15,894,666)
  Less:  Preferred stock dividends                      (197,576)      (222,241)
         Preferred stock discount                           --         (300,000)
                                                    ------------   ------------
  Loss available to common stockholders               (3,862,539)   (16,416,907)
  Extraordinary gain                                   3,646,371      1,908,913
                                                    ------------   ------------
Net loss available to common stockholders           ($   216,168)  ($14,507,994)
                                                    ============   ============

Weighted average shares                                4,953,376      2,563,007
                                                    ============   ============

Earnings per share - basic:
  Loss per share from continuing operations
    before extraordinary gain                            ($  .78)       ($ 6.40)
  Extraordinary gain                                         .74            .74
                                                         -------       --------

Net loss                                                 ($  .04)       ($ 5.66)
                                                         =======       ========


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             Common Stock               Preferred Stock
                                                                       ----------------------       ---------------------
                                                                         Shares        Amount       Shares         Amount
                                                                       ---------      -------       ------         ------
Balance at January 1, 1998                                             2,200,000      $22,000        2,060           $21

Conversion of  preferred stock on March 3, 1998                          103,427        1,034       (  500)         (  5)

Prefered dividends paid in stock on March 3, 1998                          2,040           21            -             -

Issuance of preferred stock on June 30, 1998                                 -            -          1,000            10

Accretion of preferred stock discount                                        -            -            -               -

Conversion of preferred stock on July 31, 1998                           100,000        1,000       (  600)         (  6)

Preferred dividends paid in stock on July 31, 1998                           679            7          -               -

Conversion of preferred stock on August 10, 1998                         214,254        2,142       (  560)         (  6)

Preferred dividends paid in stock on August 10, 1998                      10,482          105          -               -

Conversion of debt on August 19, 1998                                        -            -          1,700            17

Conversion of preferred stock on September 18, 1998                       71,301          713       (  100)         (  1)

Preferred dividends paid in stock on September 18, 1998                    4,516           45          -               -

Conversion of preferred stock on September 24, 1998                       74,106          741       (  100)         (  1)

Preferred dividends paid in stock on September 24, 1998                    4,793           48          -               -

Conversion of preferred stock on October 2, 1998                         118,110        1,181       (  150)         (  1)

Preferred dividends paid in stock on October 2, 1998                       7,868           79          -               -

Issuance of common stock on October 16, 1998
  for underwriting fees                                                  150,000        1,500          -               -

Conversion of preferred stock on November 3, 1998                        224,098        2,241       (  300)         (  3)

Preferred dividends paid in stock on November 3, 1998                     15,717          157          -               -

Preferred stock dividends                                                    -            -            -               -

Net loss for the year ended December 31, 1998                                -            -            -               -
                                                                       ---------      -------       ------           ---

Balance at December 31, 1998                                           3,301,391       33,014        2,450            25
                                                                       ---------      -------       ------           ---
                                                                                       Retained
                                                                      Additional       Earnings
                                                                       Paid-In       (Accumulated
                                                                       Capital          Deficit)          Total
                                                                     ------------    -------------    ------------
Balance at January 1, 1998                                            $ 6,992,430    ($ 5,550,524)     $ 1,463,927

Conversion of  preferred stock on March 3, 1998                      (      1,029)            -                -

Prefered dividends paid in stock on March 3, 1998                           9,842             -              9,863

Issuance of preferred stock on June 30, 1998                              999,990             -          1,000,000

Accretion of preferred stock discount                                     300,000    (    300,000)             -

Conversion of preferred stock on July 31, 1998                       (        994)            -                -

Preferred dividends paid in stock on July 31, 1998                          3,390             -              3,397

Conversion of preferred stock on August 10, 1998                     (      2,136)            -                -

Preferred dividends paid in stock on August 10, 1998                       27,292             -             27,397

Conversion of debt on August 19, 1998                                   1,536,358             -          1,536,375

Conversion of preferred stock on September 18, 1998                  (        712)            -                -

Preferred dividends paid in stock on September 18, 1998                     6,289             -              6,334

Conversion of preferred stock on September 24, 1998                  (        740)            -                -

Preferred dividends paid in stock on September 24, 1998                     6,418             -              6,466

Conversion of preferred stock on October 2, 1998                     (      1,180)            -                -

Preferred dividends paid in stock on October 2, 1998                        9,882             -              9,961

Issuance of common stock on October 16, 1998
  for underwriting fees                                                   250,500             -            252,000

Conversion of preferred stock on November 3, 1998                    (      2,238)            -                -

Preferred dividends paid in stock on November 3, 1998                      20,884             -             21,041

Preferred stock dividends                                                    -       (    222,241)    (    222,241)

Net loss for the year ended December 31, 1998                                -       ( 13,985,753)    ( 13,985,753)
                                                                     ------------    -------------    -------------

Balance at December 31, 1998                                           10,154,246    ( 20,058,518)    (  9,871,233)
                                                                     ------------    -------------    -------------


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY
                                   (Continued)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                              Common Stock                Preferred Stock
                                                                        ------------------------       --------------------
                                                                           Shares         Amount       Shares       Amount
                                                                        ----------       -------       ------        ------
Balance at January 1, 1999 (brought forward)                             3,301,391       $33,014        2,450          $25

Conversion of preferred stock on January 26, 1999                          259,585         2,596       (   50)          -

Conversion of preferred stock on February 26, 1999                         265,936         2,659       (   25)          -

Issuance of common stock on November 17, 1999                            2,000,000        20,000          -             -

Conversion of preferred stock on November l7, 1999                       4,500,000        45,000       (2,375)        ( 25)

Issuance of common stock on November 29, 1999
  to class 2 creditors of bankruptcy petition                            2,157,116        21,571          -             -

Conversion of 15% convertible debentures into
  common stock on November 29, 1999                                      2,004,986        20,050          -             -

Issuance of common stock on November 29, 1999
  for services                                                             100,000         1,000          -             -

Issuance of common stock on December 6, 1999
  for services                                                              19,933           199          -             -

Shares to be issued for payment of bank debt                               326,796         3,268          -             -

Shares to be issued for payment of prior period liability                  440,708         4,407          -             -

Shares to be issued for employee compensation bonus                        300,000         3,000          -             -

Preferred stock dividends                                                      -             -            -             -

Net loss for the year ended December 31, 1999                                  -             -            -             -
                                                                        ----------       -------       ------         ----

Balance at December 31, 1999                                            15,676,451      $156,764          -           $ -
                                                                        ==========      ========       ======         ====
                                                                                      Retained
                                                                      Additional      Earnings
                                                                       Paid-In      (Accumulated
                                                                       Capital        Deficit)          Total
                                                                    ------------    -------------   -------------
Balance at January 1, 1999 (brought forward)                         $10,154,246    ($20,058,518)   ($ 9,871,233)

Conversion of preferred stock on January 26, 1999                   (      2,596)            -               -

Conversion of preferred stock on February 26, 1999                  (      2,659)            -               -

Issuance of common stock on November 17, 1999                            280,000             -           300,000

Conversion of preferred stock on November l7, 1999                  (     44,975)            -               -

Issuance of common stock on November 29, 1999
  to class 2 creditors of bankruptcy petition                          1,131,900             -         1,153,471

Conversion of 15% convertible debentures into
  common stock on November 29, 1999                                      462,363             -           482,413

Issuance of common stock on November 29, 1999
  for services                                                            46,951             -            47,951

Issuance of common stock on December 6, 1999
  for services                                                            19,734             -            19,933

Shares to be issued for payment of bank debt                             119,280             -           122,548

Shares to be issued for payment of prior period liability                160,858             -           165,265

Shares to be issued for employee compensation bonus                      109,500             -           112,500

Preferred stock dividends                                                      -    (    197,576)   (    197,576)

Net loss for the year ended December 31, 1999                                  -    (     18,592)   (     18,592)
                                                                    ------------    -------------   -------------

Balance at December 31, 1999                                         $12,434,602    ($20,274,686)   ($ 7,683,320)
                                                                    ============    =============   =============



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended
                                                                                     December 31,
                                                                             ----------------------------
                                                                                  1999           1998
                                                                             ------------    ------------
Cash flows from operating activities:
  Net loss from continuing operations                                        ($    18,592)   ($13,985,753)
                                                                             ------------    ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Forgiveness of debt                                                        (3,646,371)       (433,818)
    Abandonment of property and equipment                                            --           478,878
    Depreciation and amortization                                                   6,157         370,350
    Common stock issued for underwriting
      fee, salary and other expenses                                              474,141         252,000
    Compensatory equivalent of such bonues to officer                           1,775,750
    Interest accrued on related party loans                                        10,646           2,750
    Provision for doubtful accounts and loans losses                                 --         7,135,304
    (Provision) credit for deferred tax credit                                       --           331,525
    (Increase) decrease in assets and liabilities:
      Increase receivable                                                            --           212,783
      Mortgage loans held for sale                                                   --       (10,180,189)
      Other current assets                                                           --            72,635
      Miscellaneous receivables                                                    76,621         (76,621)
      Prepaid expenses                                                             53,658         220,553
      Deposits                                                                       --           (14,341)
      Accounts payable, accrued expenses
        and other current liabilities                                             562,773       1,306,881
                                                                             ------------    ------------
  Total adjustments                                                              (686,625)       (321,310)
                                                                             ------------    ------------

Net cash used in operating activities                                            (705,217)    (14,307,063)
                                                                             ------------    ------------

Cash flows from investing activities:
  Expenditures for property and equipment                                            --          (295,405)
  Increase (decrease) in related party receivables                                 (4,689)         18,390
  Note receivable                                                                 (25,000)           --
                                                                             ------------    ------------
Net cash used in investing activities                                             (29,689)       (277,015)
                                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from conversion of debentures                                          311,020            --
  Warehouse borrowings                                                               --        10,387,292
  Proceeds from issuance of common stock                                          300,000            --
  Proceeds from issuance of preferred stock                                          --         1,000,000
  Advances from related party                                                     129,089            --
  Proceeds from long-term debt                                                       --         1,961,156
  Payments of long-term debt                                                         --          (403,590)
  Loan from stockholder                                                              --           100,000
  Conversion of debt into preferred stock                                            --          (163,625)
                                                                             ------------    ------------
Net cash provided by financing activities                                         740,109      12,881,233
                                                                             ------------    ------------

Net increase (decrease) in cash                                                     5,203      (1,702,845)

Cash at beginning of year                                                           2,371       1,705,216
                                                                             ------------    ------------

Cash at end of year                                                          $      7,574    $      2,371
                                                                             ============    ============


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                                                  For the Years Ended
                                                                     December 31,
                                                               -------------------------
                                                                  1999           1998
                                                               ---------     -----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:

    Income taxes                                               $    -        $      -
                                                               =========     ===========

    Interest                                                   $  10,000     $ 5,380,239
                                                               =========     ===========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                         $ 197,576     $   242,892
                                                               =========     ===========

  Common stock issued for underwriting
    fees, salary and other expenses                            $ 474,141     $   252,000
                                                               =========     ===========

  Conversion of 15% debentures into common stock               $ 482,413     $     -
                                                               =========     ===========

  Shares to be issued for bank debt and other liabilities      $ 287,813     $     -
                                                               =========     ===========



                 See accompanying notes to financial statements.

                        CFI MORTGAGE INC. AND SUBSDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



Note 1  -  REORGANIZATION UNDER BANKRUPTCY PROVISIONS.

                    On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Southern District of Florida (the "Court"). On July 6, 1999, the Court confirmed a plan of reorganization effective August 2, 1999 (the "Plan"), whereby creditors' claims which were approved by the Court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result, the Company issued a total of 2,924,620 shares of its common stock to creditors in satisfaction of its pre-petition liabilities. Pursuant to the Court's order, all shares issued under the plan of reorganization were free trading shares without restriction

                    Included in the Plan were two financial institutions with disputed claims. The Court has approved the issuance of up to 1,000,000 to one and 3,000,000 million shares of the Company's common stock to the other in settlement of these claims. As of the date of these financial statements, these claims have not been liquidated and CFI's management is involved in ongoing negotiations with these creditors under the supervision of a Trustee appointed by the Court.

                    As part of the Plan, the holders of the Company's Series A, B and C convertible preferred stock agreed to convert all of their outstanding preferred shares into 4.5 million shares of the Company's common stock as of the petition date. The conversion was approved as part of the Plan.

                    The Company's subsidiary, Direct Mortgage Partners, Inc. ("DMP") was not a party to the petition for relief under Chapter 11. The unsecured creditors of DMP were specifically excluded from the settlement by the court. Only creditors of DMP whose obligations had been guaranteed by CFI were permitted to participate in the settlement. At December 31, 1999, DMP had no tangible assets but there was $1,237,552 of unsecured non-priority liabilities of DMP which are without recourse to CFI. The Company plans to liquidate DMP through the State Court in a process known as an assignment for the benefit of creditors in fiscal 2000.

Note 2  -  SIGNIFICANT ACCOUNTING POLICIES.

           (a)      Going Concern:

                    The accompanying financial statements have been prepared based on the assumption that the Company will continue as a going concern. Although the Company is in negotiations with two pre-petition creditors management considers its plan of reorganization as successfully completed and has been able to raise additional capital subsequent to the petition date. As discussed in detail later in these notes, the Company has completed one acquisition and has a second acquisition pending which management believes will give the Company the ability to generate sufficient revenues to sustain operations during the subsequent year. The Company may also seek to raise additional capital through the sale of some of its authorized but unissued capital stock.

                    However, there are no assurances that the completed and planned acquisitions will generate sufficient revenue to sustain operations for the next fiscal year. Additionally, there are no assurances that the Company could raise sufficient capital on terms favorable to the Company, which would enable it to sustain operations during the subsequent fiscal year.

                    Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           (b)      Organization:

                    CFI Mortgage Inc. ("CFI") was incorporated in Delaware on March 18, 1997. Immediately prior to its initial public offering, CFI acquired all of the outstanding stock of CFI Mortgage Corporation (a predecessor company) in exchange for 1,200,000 shares of its common stock. Through its two wholly owned subsidiaries, Bankers Direct Mortgage Corporation ("BDMC"), which was sold on September 11, 1998, and Direct Mortgage Partners Inc. ("DMP"), which ceased operations in the fourth quarter of 1998, CFI was engaged in originating, purchasing and selling loans secured primarily by first mortgages on residential properties as well as purchasing and selling servicing rights associated with such loans. The loans were both conventional conforming and sub-prime nonconforming loans.

                    On December 15, 1999, the Company entered into a purchase agreement to acquire PMC Mortgage Co. a privately held direct mortgage operation that specializes in the origination of sub-prime mortgage loans. The agreement was subject to numerous financial covenants that could be verified by the performance of significant due diligence on the acquiree's books and records , which resulted in several misrepresentations in breach of the agreement's representations and warranties. The Company terminated the agreement on March 31, 2000. Accordingly, the accompanying financial statements do not reflect any of the operations of PMC Mortgage Co.

Note 2  -  SIGNIFICANT ACCOUNTING POLICIES. (Continued)

           (b)    Organization: (Continued)

                    On January 14, 2000, the Company completed the acquisition of a controlling interest (65%) of Inventek, Inc., a developer of advanced software and management solutions for the transportation industry.

                    All intercompany accounts and transactions have been eliminated in consolidation.

           (c)      Applicable Accounting Pronouncements:

                    The gain or loss on the sale of mortgage loans to financial institutions is recognized upon the purchase of the loan by the institution. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No.125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 by the Company did not have a material effect on the Company's financial statements.

                    Origination fee income is accounted for in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income be recognized over the life of the loan. The Company has previously adopted the guidance under SFAS No. 91.

           (d)      Use of Estimates.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

           (e)      Property and Equipment:

                    Property and equipment are stated at cost less accumulated depreciation. The Company's policy is to provide for depreciation over the estimated useful lives of the assets ranging from three to seven years. Expenditures for leasehold improvements are capitalized and amortized over their estimated useful lives or the life of the lease, whichever is shorter in duration. Expenditures for betterments are capitalized and depreciated as described above.

Note 2  -  SIGNIFICANT ACCOUNTING POLICIES. (Continued)

           (e)   Property and Equipment: (Continued)

                    Expenditures for repairs, maintenance and minor renewals are charged to operations as incurred. Upon retirement or abandonment of the property and equipment, the carrying value and related accumulated depreciation and amortization are removed from the accounts.

           (f)      Income Taxes:

                    The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount to be realized.

           (g)      Loss Per Common Share:

                    Loss per common share is based on the weighted average number of common shares outstanding. Statement of Financial Accounting Standard No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss, less any accretion for preferred stock discounts and dividends, which totaled $197,576 and $522,241 in 1999 and 1998, respectively, by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution to common stockholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting the net income available to holders of the common stock.

                    Diluted loss per share has not been presented in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive for all periods presented.


Note 3  -  RELATED PARTY TRANSACTIONS.

           (a)      Due From Related Parties:

                    The Company made advances to three individuals, two of whom are officers of the Company. The balance was $90,726 at December 31, 1999. The advances are due on demand and there has been no interest charged on the outstanding balances.

           (b)      Note Receivable - Affiliate:

                    On October 4, 1999, the Company advanced $25,000 to Inventek, Inc., in exchange for a promissory note in anticipation of the acquisition of a controlling interest in Inventek that was consummated on January 14, 2000. The terms of the note called for interest to be charged at a rate of 7% per annum with the interest and principal to be repaid within sixty days of demand therefore. The terms of the note also indicated that the note would be considered paid in full upon the execution of the acquisition agreement between the Company and Inventek, Inc. On January 14, 2000, the Company completed the acquisition of 65% of the outstanding stock of Inventek, Inc. The note and all unpaid interest thereon were contributed to Inventek, Inc.'s stockholders' equity.

           (c)      Due To Affiliated Company:

                    The Company has a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. At December 31, 1999, the Company's liability under this credit facility amounted to $139,735, which included accrued interest of $3,449.

                    As an inducement to make the loan, the affiliate was granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105% of the closing bid price of the Company's common stock on the date of the agreement.

           (d)      15% Demand Convertible Debentures:

                    As part of the plan of reorganization, the court approved an interim financing Plan with Ronco Funding, Inc. The details of the transaction are described more fully in Note 10 (b). The President of Ronco Funding, Inc. subsequently entered into an employment agreement with the Company and is presently its President & CEO.

           (e)      Leases:

                    The Company presently leases its office facilities from an officer on a month to month basis. Rent charged to operations under this lease was $50,209 in 1999 and $35,400 in 1998.

           (f)      Common Stock Issued To Officers, Directors and Related
                    Parties:

                    In July 1998, the Chairman of the Board of Directors loaned the Company $100,000, evidenced by a promissory note, with interest payable at 6% per annum. As part of the Plan, this individual was given 102,750 shares of the Company's common stock in satisfaction of this obligation and accrued interest of $2,750.

                    Included in the list of unsecured non-priority creditors were several individuals who were officers and directors of the Company. As part of the approved settlement, the Company issued to these individuals a total of 163,779 shares of the Company's common stock in satisfaction of unpaid compensation for services rendered to the Company prior to the Bankruptcy Proceedings.

                    Also included in the aforementioned list of unsecured creditors were four individuals who are relatives of an officer of the Company. As part of the Plan, these four individuals were issued a total of 60,590 shares of the Company's common stock in satisfaction of their claim for unpaid compensation for services rendered to the Company prior to the bankruptcy proceedings.

Note 4  -  LIABILITIES NOT SUBJECT TO COMPROMISE.

                    Included in the balance sheet at December 31, 1999 is $1,237,552 of pre-petition liabilities, which were not subject to compromise under the Company's confirmed Plan of reorganization. These are liabilities are directly attributable to the Company's wholly owned subsidiary, DMP. Under the terms of the Plan, these creditors were excluded from the Bankruptcy Proceedings and any assignment for the benefit of the creditors of CFI. The Plan calls for the Company to liquidate DMP, which has no tangible assets. The Company intends to complete this liquidation through the applicable state court(s) by completing the aforementioned assignment for the benefit of creditors.

Note 5  -  LIABILITIES UNDER PLAN OF REORGANIZATION.

                    Included in the Plan are claims from two financial institutions that are in dispute as to the amount of the debt owed by the Company. The Company has argued that the claims submitted by these banks are overstated. The Court approved a tentative settlement figure, but allowed the claimants the opportunity to substantiate their arguments. The Court approved the issuance of up to 1,000,000 to one and 3,000,000 shares to the other of these lenders in satisfaction of their claims.

                    There are an additional 83,328 shares in the Plan due to be issued to present and former employees for non-priority claims for unpaid compensation up to the petition date. Although these shares have not been issued as of December 31, 1999, the accompanying financial statements reflect them as issued and outstanding as of the Plan's confirmation date.

Note 6  -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                    Accrued expenses and other current liabilities at December 31, 1999 are comprised of the following:

                    Professional fees                                $  241,300
                    Accrued compensation of employees                   127,000
                    Accrued compensation of officers                  2,002,731
                    General and administrative expenses                  30,392
                                                                     ----------
                                                                     $2,401,423
                                                                     ==========

                    Included in accrued compensation of officers is $1,775,750, which represents the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan. The accrued compensation to officers also includes $119,000 due to officers of the Company as part of the administrative expenses approved by the court under the Plan.

Note 7 - COMMITMENTS AND CONTINGENCIES.

           (a)      Leases:

                    Under the Plan, all operating leases for office facilities and equipment were disavowed. The Company presently subleases office space from an officer of the Company on a month to month basis at $5,100 per month. Rent expense for the years ended December 31, 1999 and 1998 amounted to $50,209 and $1,004,707, respectively.

           (b)      Employee Contracts:

                    Under the Plan, all pre-petition employment contracts were disavowed and the Company was authorized to enter into new employment contracts with certain key executives subsequent to the effective date of the Plan. The Company has entered into new employment contracts with four officers for a term of three years, commencing August 3, 1999. The Company for cause may terminate the contracts, as that term is defined in the agreements, or for death or disability. The employees may terminate the agreement at any time upon thirty days written notice of intent to do so.

                    Three of the agreements call for a base annual salary of $120,000 with guaranteed minimum annual increases of 10% of the prior year's base. The Board of Directors may, at its discretion, authorize greater annual increases. The fourth contract calls for a base salary of $180,000 per annum, with the same incremental salary provisions as those described above.

Note 7  -  COMMITMENTS AND CONTINGENCIES. (Continued)

           (b)      Employee Contracts:

                    In addition to the base salaries set forth above, each of the officers is entitled to an additional salary of $30,000 per annum for each year of service under the contract. The additional salary accrues ratably throughout the year and is payable at the end of each fiscal year included in the term of the contract. The officers have the option to take the additional salary in equivalent shares of the Company's common stock, with the share values discounted at a rate of 50% of the average closing bid price of the stock for the five trading days after the close of the fiscal year. The contracts also grant the four officers a stock bonus in the first year, equal to five percent of the outstanding common stock of the Company, after giving effect for the bonus. The stock bonus in subsequent years would be that necessary to incrementally adjust the shares issued to such officer so that the total shares issued equal five percent of the total issued common stock of the Company.

                    The agreements also provide for a discretionary bonus, in an amount to be determined by the Board of Directors, up to the amount of the base salary and additional salary as described in the first two paragraphs above. The bonus is to be based on the Company's performance for the fiscal year. The officer may elect to take this bonus, or any portion thereof, in equivalent shares of the Company's common stock, based on 125% of the average closing bid price of the Company's common stock for the first five trading days of the subsequent fiscal year.

                    Concurrent with entering into this employment agreement, the Company's President & CEO was given an incentive bonus of 300,000 shares of the Company's common stock. At December 31, 1999, the shares had not been issued to this individual. The Company has reflected the compensatory element of and the increase in outstanding common shares as if the shares had been issued prior to December 31, 1999.

           (c)      Contingent Liabilities of The Company:

                    Certain officers and stockholders of the Company were guarantors of liabilities incurred by CFI and/or its wholly owned subsidiaries. Many of the guarantees were made prior to CFI's acquisition of these entities. The Company has indemnified these individuals against any liability arising as a result of these guarantees.

                    Some of these creditors have made claims against the individuals, including creditors who were specifically excluded under the Plan. The Company has been working in conjunction with the Trustee to attempt to reach settlements of these claims. The settlement proposals include the potential additional issuance of CFI common stock in satisfaction of these claims.

Note  7 -  COMMITMENTS AND CONTINGENCIES. (Continued)

           (c)      Contingent Liabilities of The Company: (Continued)

                    In the event that these settlements, as approved by the Trustee, require the issuance of CFI's common shares, it would result in a further dilution in the pro rata interest of all other shareholders except for the Company's four executive officers who would be entitled, under the provisions of their respective employment contracts, to receive on the next following January 1 sufficient additional shares of the Company's common stock so that the total common shares issued to each of these officers equal 5% of the issued and outstanding common stock of the Company as of the last day of the preceding fiscal year. The Company can not quantify the effect of these possible settlements on the interests of existing shareholders due to their contingent nature.

Note 8  -  INCOME TAXES.

                    The Company and its subsidiaries file a consolidated federal income tax return. As of December 31, 1999, the Company and its subsidiaries had a net operating loss carryforward of approximately $19,000,000 available to reduce future taxable income, through the year 2019. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of fifty percentage points effectuated by the common stock issued in connection with the reorganization and recapitalization.

                    The Company has fully reserved its deferred tax asset due the uncertainty about its ability to utilize it in future periods. Additionally, a deferred tax asset of $331,525 was written off to income tax expense for the year ended December 31, 1999.

Note 9  -  FORGIVENESS OF DEBT.

                    The Company recorded forgiveness of debt amounting to $3,646,371 and $1,908,913 for the years ended December 31, 1999 and 1998, respectively.

Note 10 -  STOCKHOLDERS' EQUITY.

           (a)      Preferred Stock:

                    During fiscal 1997 and 1998 the Company issued shares of Series "A", "B" and "C" convertible preferred stock in various private placements. As part of the Company's plan of reorganization, all remaining outstanding shares of convertible preferred stock were converted into 4,500,000 shares of the Company's common stock.

Note 10 -   STOCKHOLDERS' EQUITY.(Continued)

           (b)      Common Stock:

                    Pursuant to the Plan, the Company issued a total of 2,924,620 shares of its common stock in satisfaction of the corresponding pre petition liabilities. Included in this total are 767,504 shares that have not been issued as of December 31, 1999.

                    On November 17, 1999, the Company sold 2,000,000 shares of its common stock and warrants to acquire an additional 150,000 common shares at $0.25 per share for $300,000 in a private placement.

                    During 1999, the Company issued to consultants a total of 119,933 shares of its common stock whose fair market at the date of issuances was $67,644 as full payment for professional services rendered.

                    In conjunction with the signing of an employment contract on August 3, 1999 as approved by the Court, the Company's President & CEO was granted 300,000 shares of the Company's common stock. The fair market value of these shares aggregating $112,500 was charged to operations as compensation.

                    Commencing in April 1999 through October 1999, Ronco Funding, Inc. purchased with the Court's approval 15% demand convertible debentures and warrants to acquire the Company's common stock through a private securities subscription agreement. The proceeds of the securities sale of $417,920 before expenses of $106,900 equaled the face value of the notes. The notes along with accrued interest are convertible into and the warrants are exercisable into the Company's common stock at per share prices ranging from $0.08 to $0.25. The per share conversion and exercise prices were equal to 100% of the fair value of the underlying common shares at the dates of issuance. In November 1999, the debenture holders converted the outstanding debt and accrued interest of $64,493 into 2,004,986 common shares.

           (c)      Warrants:

                    In connection with the sale of the 15% Demand Convertible Debentures and as an inducement to the lenders, the Company issued a total of 428,500 common stock purchase warrants, exercisable for a two year period expiring from April through September, 2001. The warrants are exercisable at prices ranging from $.08 to $.25 per share.

                    In conjunction with a revolving credit facility obtained during the Bankruptcy Proceedings through an affiliate of the Company, the Company issued 150,000 common stock purchase warrants at an exercise price of $.25 per share. The warrants expire September 8, 2002.

Note 10 -  STOCKHOLDERS' EQUITY.(Continued)

           (c)      Warrants: (Continued)

                    In conjunction with a loan obtained during the Bankruptcy Proceedings in the amount of $100,000, the Company issued 110,000 common stock purchase warrants at an exercise price of $.20 per share. The warrants expire on September 8, 2002.

                    As part of the Plan, the Court approved the issuance of warrants to acquire 750,000 shares of the Company's common stock to nine employees, one of which is the brother of an executive officer. The exercise price of the warrants, which expire on August 3, 2002, was $0.39 per share, which was 104% of the common stock's fair market value at the date of issuance.

                    The Company assigned no value to the warrants issued in the preceding four paragraphs because at the time of issuance neither management of the Company nor the recipient had any assurance that the Company would be in existence for the warrants to be exercised.

                    In conjunction with a private placement, the Company sold 2,000,000 shares of its common stock and warrants to acquire an additional 150,000 common shares at an exercise price of $.25 per share for $300,000. The warrants expire on November 8, 2002.

                    As a result of the reorganization under the confirmed plan, all outstanding warrants issued prior to the petition date were cancelled.

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

Note 12 - SUBSEQUENT EVENTS.

                    On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (DBA Surfside Software Systems of Clearwater, Fl.). The purchase price, payable in preferred stock of the Company was $1,000,000 adjusted by the net worth of Inventek Inc. as defined in the purchase agreement. The purchase price will be paid by the issuance of preferred stock with a par value of $700,000 plus common stock purchase warrants ("warrants") for the remaining balance of the purchase price. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $.15 for a period of five years from the issue date. In addition, the Company agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000, which includes the note receivable of $25,000.

                    In addition, the agreement calls for an adjustment to the purchase price, based on the achievement of certain earnings criteria during the following two years. The maximum increase in the purchase price is up to an additional $4,000,000.