Form 10QSB
period 2000-03-31
CFI MORTGAGE INC
filed 2000-06-08
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------


                                   FORM 10-QSB

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

                                      OR

      / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                        Commission file number 0-22271

                                CFI MORTGAGE INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        52-2023491
   (State of other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

      3300 PGA Blvd., Suite 309
     Palm Beach Gardens, Florida                                 33410
(Address of principal executive office)                       (zip code)


        Registrant's telephone number, including area code: 561-625-9211

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

            15,298,607 shares, $.001 par value, as of March 31, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                      CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000
                                 (Unaudited)




                                  I N D E X

                                                                             Page No.

Part I  - Financial Information:

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets

                   As at March 31, 2000 and December 31, 1999 .........     F-3 - F-4


                   Consolidated Statements of Operations
                   For the Three Months Ended
                   March 31, 2000 and 1999 ............................        F-5


                   Consolidated Stockholders' Capital Deficiency
                   For the Three Months Ended
                   March 31, 2000 and 1999 ............................        F-6


                   Statements of Cash Flows
                   For the Three Months
                   Ended March 31, 2000 and 1999 ......................     F-7 - F-8


                   Notes to Consolidated Financial Statements .........    F-9 - F-16


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ......    F-?? - F-??



Part II - Other Information:

                   Item 3 Through Item 9 - Not Applicable .............       F-??

                   Signatures .........................................       F-??

                      CFI MORTGAGE INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                   A S S E T S

                                                            March 31,   December 31,
                                                              2000          1999
                                                          ------------  ------------

Current assets:
  Cash                                                     $    17,489   $     7,574
  Accounts receivable                                          161,410            -
  Due from related parties                                      90,726        90,726
  Prepaid expenses and other current assets                     11,767            -
                                                          ------------  ------------
        Total current assets                                   281,392        98,300
                                                          ------------  ------------

Property and equipment, at cost, less
  accumulated depreciation of $117,033
  and $94,059, respectively                                    103,712        55,418
                                                          ------------  ------------

Other assets:
  Capitalized software development costs, less
    accumulated amortization of $163,984                       163,622            -
  Goodwill, less accumulated amortization
    of $24,058                                               1,052,036            -
  Notes receivable                                                  -         25,000
  Security deposits                                             11,990            -
                                                          ------------  ------------
        Total other assets                                   1,227,648        25,000
                                                          ------------  ------------

                                                           $ 1,612,752   $   178,718
                                                          ============  ============


               See accompanying notes to financial statements.

                      CFI MORTGAGE INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

                                                            March 31,   December 31,
                                                              2000           1999
                                                          ------------  ------------

Current liabilities:
  Due to affiliated company                                $   140,796   $   139,735
  Accrued expenses and other current liabilities             2,819,154     2,401,423
                                                          ------------  ------------
        Total current liabilities                            2,959,950     2,541,158

Liabilities not subject to compromise:
  Accounts payable of subsidiary                             1,188,314     1,237,552

Liabilities under plan of reorganization:
  Due to banks and sundry creditors                          4,063,182     4,083,328
                                                          ------------  ------------

                                                             8,211,446     7,862,038
                                                          ============  ============

Commitments and contingencies                                       -             -

Stockholders' capital deficiency:
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 15,789,315 and
      15,676,451 shares, respectively                          157,893       156,764
  Preferred stock, $700,000 par value
    Authorized 10,000,000 shares
    Issued and outstanding - 1 share                           700,000            -
  Additional paid-in capital                                12,855,797    12,434,602
  Accumulated deficit                                     ( 20,312,384) ( 20,274,686)
                                                          ------------  ------------

        Total stockholders' capital deficiency            (  6,598,694) (  7,683,320)
                                                          ------------  ------------

                                                           $ 1,612,752     $ 178,718
                                                          ============  ============


               See accompanying notes to financial statements.

                      CFI MORTGAGE INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                For the Three
                                                                 Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------
Revenues:
  Sales                                                   $    124,149   $         -
                                                          ------------   ------------

Expenses:
  Selling                                                       28,183             -
  General and administrative                                   296,143         42,610
  Interest                                                       8,061          1,500
                                                          ------------   ------------
Total expenses                                                 332,387         44,110
                                                          ------------   ------------

Loss from operations                                     (     208,238) (      44,110)

Settlement fee from cancelled acquisition                      100,000             -
                                                          ------------   ------------

Loss before extraordinary gain                           (     108,238) (      44,110)

Extraordinary gain - forgiveness of debt                        70,540             -
                                                          ------------   ------------

Net loss                                                 ($     37,698) ($     44,110)
                                                          ============   ============


Basic earnings per common share:

  Loss before extraordinary gain                         ($    108,238) ($     44,110)
  Less:  Preferred stock dividends                                  -   (      23,793)
                                                          ------------   ------------
  Loss available for common stockholders                 (     108,238) (      67,903)
  Extraordinary gain                                            70,540             -
                                                          ------------   ------------

Net loss available for common stockholders               ($     37,698) ($     67,903)
                                                          ============   ============


Weighted average shares                                     14,647,255      3,589,058
                                                          ============   ============

Earnings per share - basic:
  Loss per share from continuing operations
    before extraordinary gain                                ($ .01)        ($ .02)
  Extraordinary gain                                            .01             -
                                                              -----          ----

  Net loss                                                     $ -          ($ .02)
                                                              =====          =====


               See accompanying notes to financial statements.

                      CFI MORTGAGE INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (Unaudited)



                                         Common Stock                 Preferred          Additional
                                 --------------------------  -------------------------     Paid-In     Accumulated
                                    Shares        Amount        Shares        Amount       Capital        Deficit       Total
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance - January 1, 2000          15,676,451     $156,764             -       $     -    $12,434,602  ($20,274,686)  ($7,683,320)

Shares issued for payment
  of prior period liability
  on February 22, 2000                 59,000          590             -             -         21,535            -         22,125

Shares issued for payment
  of prior liability on
  March 10, 2000                       53,864          539             -             -         19,660            -         20,199

Issuance of preferred
  stock for acquisition
  of Inventek, Inc.                        -             -              1       700,000       380,000            -      1,080,000

Net loss for the
  three months ended
  March 31, 2000                           -             -             -             -             -       ( 37,698)     ( 37,698)
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance - March 31, 2000           15,789,315     $157,893              1      $700,000   $12,855,797  ($20,312,384)  ($6,598,694)
                                 ============  ============  ============  ============  ============  ============  ============



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                For the Three
                                                                 Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------

Cash flows from operating activities:

  Net loss from operations                               ($     37,698) ($     44,110)
                                                          ------------   ------------
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Forgiveness of debt                                  (       70,540)           -
    Depreciation and amortization                                40,229         1,540
    Common stock issued for salaries and other expenses          43,480            -
    Interest accrued on related party loans                       3,061         1,500
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable                                (         364)            -
      Prepaid expenses and other current assets          (       3,018)        19,056
      Security deposits                                  (      10,300)            -
      Accounts payable, accrued expenses
        and other current liabilities                          133,182         25,344
                                                          ------------   ------------
  Total adjustments                                            135,730         47,440
                                                          ------------   ------------

Net cash provided by operating activities                       98,032          3,330
                                                          ------------   ------------

Cash flows from investing activities:
  Software development costs                             (      63,953)            -
  Expenditures for property and equipment                (       6,688)            -
                                                          ------------   ------------
Net cash used in investing activities                    (      70,641)            -
                                                          ------------   ------------

Cash flows from financing activities:
  Notes payable                                          (      17,942)            -
  Decrease in due to affiliate                           (       2,000)            -
                                                          ------------   ------------
Net cash used in financing activities                    (      19,942)            -
                                                          ------------   ------------

Net increase in cash                                             7,449          3,330

Cash at beginning of period                                      7,574          2,371

Cash of subsidiary                                               2,466             -
                                                          ------------   ------------

Cash at end of period                                     $     17,489   $      5,701
                                                          ============   ============




                 See accompanying notes to financial statements.

                      CFI MORTGAGE INC. AND SUBSIDIARIES

                                 (Unaudited)



                                                                For the Three
                                                                 Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Income taxes                                          $         -    $         -
                                                          ============   ============

    Interest                                              $         -    $         -
                                                          ============   ============


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                    $         -    $     23,793
                                                          ============   ============

  Common stock issued for salaries and other expenses     $     43,480   $         -
                                                          ============   ============



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)



NOTE  1-  BASIS OF PRESENTATION.

                  The accompanying interim unaudited consolidated financial
            statements include the accounts of CFI mortgage Inc. ("CFI"), Direct Mortgage Partners, Inc. ("DMP") and Inventek, Inc., doing business as Surfside Software Systems ("Surfside"). DMP and Surfside are wholly owned and majority owned subsidiaries of CFI, respectively. CFI and its subsidiaries are hereafter collectively referred to as the "Company".

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                  The December 31, 1999 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10- KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

NOTE 2 - ACQUISITION.

                  On January 14, 2000, the Company acquired a 65% interest in
            Inventek, Inc. (Doing business as Surfside Software Systems of Clearwater, Fl.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. Surfside creates and markets proprietary software products.

                  The preferred stock is convertible into shares of the
            Company's common stock based on the average ask price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for a period of five years from the issue date.

                  The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of March 31, 2000, the Company has contributed $125,000 of the total due to be contributed.

                  The agreement calls for a potential adjustment to the purchase price, based on earnings of Surfside over the twenty-four month period following the closing of the transaction. Such adjustment would be in the form of additional convertible preferred stock up to an additional $4,000,000.

NOTE  3 -  GOING CONCERN.

                  The accompanying financial statements have been prepared
            assuming the Company will continue as a going concern. As described more fully in the Company's Form 10-K for the year ended December 31, 1999, the Company has recently completed a voluntary plan of reorganization. The Company may continue to need to raise additional capital to fund operations until such time as operating cash flows are sufficient to sustain the operations of the Company. There are no assurances that the Company can raise capital to sustain operations until cash flows from operations are sustainable. Should the Company be unable to obtain such capitalization, management might be forced to cease operations and liquidate the Company. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  4 -  SIGNIFICANT ACCOUNTING POLICIES.

            (a)   Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

            (b)   Applicable Accounting Pronouncements:

                  The Company has previously adopted Statement of Financial
            Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 by the Company did not have a material impact on the Company's financial statements.

                  Origination fee income is accounted for in conformity with
            Statement of Financial Accounting Standards No. 91. This statement requires that origination fees be offset by their direct loan costs and the net deferred income be recognized over the life of the loan. The Company has previously adopted the guidance under SFAS No. 91.

                  Concurrent with the acquisition of its new subsidiary,
            Surfside, the Company has adopted the guidance provided under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". SFAS No. 86 provides guidance for the specific costs in the development of proprietary software products which may be capitalized, and the stages of development during which they may be capitalized. The adoption by the Company of SFAS No. 86 did not have a material impact on the Company's financial statements.

            (c)   Property and Equipment:

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

                  Depreciation expense attributable to property and equipment and charged to operations for the three months ended March 31, 2000
            and 1999 amounted to $5,526 and $             , respectively.

            (d)   Capitalized Software Development Costs:

                  Capitalized software costs, which represent the costs incurred by the Company to develop its proprietary software products subsequent to determining the programs' technical feasibility and prior to availability for sale to the general public, are capitalized and amortized over a period of five years. Any remaining unamortized costs relating to program development which is considered obsolete is written off in the period of obsolescence.

                  Amortization of capitalized software development costs
            amounted to $10,645 and $ 0, for the three months ended March 31, 2000 and 1999, respectively.

            (e)   Goodwill:

                  In conjunction with the Company's acquisition of a majority interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,076,094. The Company amortizes goodwill over a period of ten years. Amortization expense charged to operations for the three months ended March 31, 2000 and 1999 amounted to $24,058 and $0, respectively.

                  Management will periodically review the value of all
            long-lived assets, including goodwill, to determine if there has been any impairment in the carrying value of the asset. Should management determine that such an impairment has occurred, an appropriate allowance will be set up to reflect the impairment of said asset.

            (f)   Income Taxes:

                  The Company complies with SFAS No.109, "Accounting for Income
            Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to effect taxable income. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount to be realized.

            (g)   Loss Per Common Share:

                  Loss per common share is based on the weighted average number of common shares outstanding. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss, less any accretion for preferred stock discounts and dividends, which totaled $0 and $23,793 in 2000 and 1999, respectively, by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution to common shareholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting net income available to holders of the common stock.

                  Diluted loss per share has not been presented in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive for all periods presented.

NOTE  5 -  RELATED PARTY TRANSACTIONS.

                  The Company has made advances to three individuals, two of whom are officers of the Company. The balance amounted to $90,726 at each of March 31, 2000 and December 31, 1999. The advances are due on demand and there has been no interest charged on the outstanding balances.

                  The Company has a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $140,796 and $139,735, at March 31, 2000 and December 31, 1999, respectively.

                  As an inducement to make the loan, the affiliate was
            previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105 % of the closing bid price on the date of the grant.

NOTE  6 -  LIABILITIES NOT SUBJECT TO COMPROMISE.

                  As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, certain liabilities which were attributable to the Company's wholly owned subsidiary, DMP, were not subject to compromise under the Company's confirmed plan of reorganization. During the period ended March 31, 2000, management determined that a portion of these liabilities were guaranteed by the Company either directly, or through indemnification of certain officers and directors of the Company.

                  During the three months ended March 31, 2000, the Company
            issued 59,000 shares of its common stock in satisfaction of one such obligation, resulting in recognition of forgiveness of debt in the amount of $36,875.

NOTE  7 -  DUE TO BANKS AND SUNDRY CREDITORS.

                  As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan included claims from two financial institutions in the amount of $4,000,000, as well as certain non-priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the three months ended March 31, 2000, the Company issued 53, 864 shares of its common stock in satisfaction of two such claims, which resulted in the recognition of forgiveness of debt amounting to $33,665.

NOTE  8 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                  Accrued expenses and other current liabilities are comprised of the following:


                                                    March 31,   December 31,
                                                       2000         1999
                                                   -----------  -----------

            Professional fees                      $   223,000   $  241,300
            Accrued compensation of employees          127,000      127,000
            Accrued compensation of officers         2,075,055    2,002,731
            General and administrative expenses        394,099       30,392
                                                   -----------  -----------

                                                   $ 2,819,154   $2,401,423
                                                   ===========   ==========


                  Included in accrued compensation of officers is $1,818,074 and $1,775,750 at March 31, 2000 and December 31, 1999, respectively, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan. The accrued compensation to officers also includes $119,000 due to officers of the Company as part of the administrative expenses approved by the court under the plan.

NOTE  9 -  COMMITMENTS AND CONTINGENCIES.

            (a)   Leases:

                  In January 2000, the Company's majority owned subsidiary,
            Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

                            Years Ending
                              March 31,
                              ---------

                                2001                     $144,489
                                2002                      151,623
                                2003                      159,141
                                2004                      167,088
                                2005                      129,933
                                                        ---------

                                                         $752,274
                                                        =========

            (b)   Employment Contracts:

                  In August 1999, the Company entered into employment contracts with four officers. The contracts are for a period of three years, and are described in greater detail in the notes to the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

                  The contracts include provisions for salary escalations for each year of service under the contract, which are accrued ratably throughout the year and payable at the end of the fiscal year. This escalation may be paid to the individuals in the form of the Company's common stock, with the share values discounted at a rate of 50% of the average closing bid price of the stock for the five trading days after the close of the fiscal year.

                  The contracts also include a provision which essentially
            grants each of the individuals a stock bonus equal to the amount necessary to assure that they each remain 5% shareholders after giving effect to all shares issued during the year. The agreements also provide that the individuals may receive discretionary bonuses as determined by the Company's Board of Directors.

                  Included in the results of operations for the three months ended March 31, 2000 and 1999 are $72,324 and $-0-, respectively, for unpaid compensation due the officers under the terms of these contracts.

            (c)   Contingent Liabilities of the Company:

                  Certain officers and stockholders of the Company were
            guarantors of liabilities incurred by CFI and/or its wholly owned subsidiaries. Many of the guarantees were made prior to CFI's acquisition of these entities. The Company has indemnified these individuals against any liabilities arising as a result of these guarantees.

                  Some of these creditors have made claims against these
            individuals, including creditors who were specifically under the Plan. The Company has been working in conjunction with the Trustee to attempt to reach settlements of these claims. The settlement proposals include the potential issuance of CFI common stock in satisfaction of these claims.

                  In the event that these settlements, as approved by the
            Trustee, require issuance of CFI's common shares, it would result in a further dilution in the pro rata interest of all other shareholders. An exception would be the Company's four executive officers, who would be entitled to an incremental adjustment to the number of shares issued to them, under the terms of their existing employment contracts described above. The Company cannot quantify the effect of these potential settlements on the interests of existing shareholders due to their contingent nature.

NOTE 10 -  INCOME TAXES.

                  The Company and its wholly owned subsidiaries file a
            consolidated federal income tax return. As of March 31, 2000, the Company and its subsidiaries had a net operating loss carryforward of approximately $19,000,000 available to reduce future taxable income through the year 2019. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of 50%, which resulted from the Company's reorganization and recapitalization under the Plan. The Company has fully reserved its deferred tax asset due to the uncertainity about its ability to utilize it in future periods.

NOTE 11 -  SUBSEQUENT EVENTS.

                  On April 11, 2000, the Company completed a private placement of its securities with Ronco Funding, Inc., an affiliate of the Company. The Company raised $500,400 in exchange for 1,787,143 shares of its common stock and warrants to acquire an additional 1,787,143 shares of the Company's common stock at an exercise price of $1.44 per share.

                  On May 1, 2000, the Company acquired two commercial office buildings from Flamingo Financial Services, Inc. The buildings have been appraised at a value of $2,500,000 and the Company assumed the related collateral mortgages, which amount to approximately $1,500,000. In exchange, the Company gave the sellers the Company's convertible preferred stock with a par value of $1,000,000 and warrants to purchase 750,000 shares of the Company's common stock. The agreement also provides for a potential adjustment to the purchase price, based on earnings derived from the rental property over the eighteen month period following the closing of the transaction.

                  The preferred stock is convertible into shares of the
            Company's common stock based on the average asking price for the five trad`ing days at the end of the month prior to conversion. The preferred shares have no cumulative dividends rights, but permit the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis, as if the shares had been converted. The warrants consist of three classes, each for a total of 250,000 shares of the Company's common stock. The first 250,000 are exercisable at a price of $.35 per share. The last 250,000 are exercisable at a price of $.50 per share. The warrants are exercisable for a period of five years from the date of issuance.

                  On May 4, 2000, the Company acquired a 40% interest in First
            Mortgage Securities, Inc., of Clearwater Florida in exchange for 400,000 shares of its common stock and common stock purchase warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share.

                  On May 11, 2000, the Company executed a letter of intent to acquire RJ Systems, Inc., a software development company. The Company is in the process of performing its due diligence.

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

Substantially all Surfside Software customers subscribe to service and support programs, which provide ongoing product and, where applicable, updates. The Company's cost structure is relatively fixed and the cost of generating, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates significantly greater profit margins from incremental sales once fixed costs are covered.

On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (doing business as Surfside Software Systems of Clearwater, FL.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. Surfside creates and markets proprietary software products.

The preferred stock is convertible into shares of the Company's common stock based on the average ask price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for a period of five years from the issue date.

The Company also agreed to contribute $250,000 as additional paid in capital, at various dates through June 1, 2000. As of March 31, 2000, the Company has contributed $125,000 of the total due to be contributed. As of June 7, 2000, the Company had competed the entire $250,000 contibution.

The agreement calls for a potential adjustment to the purchase price, based on earnings from Surfside over the twenty-four month period following the closing of the transaction. Such adjustment would be in the form of additional convertible preferred stock and may be for up to an additional $4,000,000.

On or about December 15, 1999, CFI entered into a Stock Exchange Agreement to acquire all of the capital stock of MG Investments, Inc. ("MGI"). MGI does business as Pyramid Mortgage Corporation, PMC Mortgage and Premier Mortgage, and is a full service mortgage company. During 1999, MGI had a maximum of 29 offices in 11 states, and focused primarily on the retail sub prime mortgage business. MGI's principal place of business is in Evansville, Indiana, and last year employed a maximum of approximately 1301 employees. While performing due diligence on the Company's books and records, CFI recognized that the significant earnings that had characterized MGI's performance in the first half of 1999 and in 1998 were not sustainable, and accordingly, on March 31, 2000, the Stock Exchange Agreement was terminated.

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

The effective date of the Plan was August 2, 1999. The only additional liabilities the Company can incur would be the issuance of additional common stock to creditors with disputes approved by the Court. In the event that the Company looses some or all of the Claims Objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeds the amount scheduled on the companies Bankruptcy filings. The overage to these creditors would be paid in the Company's Common Stock.

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

The Company attempted a non-bankruptcy workout with its creditors. The Company received a commitment from an investor to re-capitalize the Company with up to $2 million if the Company could restructure its then-existing liabilities. Accordingly, the Company presented a voluntary, non-bankruptcy plan of reorganization to all its creditors (and those of its subsidiaries) wherein all creditors were offered one share of the Company's common stock for each dollar owed.

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

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. As such the Company did not have any operating subsidiaries during the quarter ended March 31, 1999 and subsequently did not record any revenues. On January 14, 2000, the Company acquired a 65% interest in Surfside Software Systems. As such, the following comparisons reflect the consolidated operations of Surfside Software Systems for the current quarter and no operating subsidiaries for the quarter ended March 31, 1999.

EXPENSES

The Company recorded total expenses of $332,387 for the quarter ended March 31, 2000 as compared to total expenses of $44,110 for the quarter ended March 31, 1999. The $288,277 increase in general and administration expenses were primarily attributed to the acquisition of Surfside Software Systems in the current quarter as opposed to having no operating subsidiaries for the quarter ended March 31, 1999.

NET INCOME (LOSS)

The Company generated net loss before taxes of $37,698 in the quarter ended March 31, 2000 as compared to a net loss before taxes of $67,903 in the quarter ended March 31, 1999. The net loss for the quarter ended March 31, 2000 was reduced primarily due to an extraordinary gain on the forgiveness of debt of $70,540 in current period as opposed to $0.00 for the quarter ended March 31, 1999. The increase of $64,128 to $108,238 in loss before extraordinary gain of $70,540 was primarily attributed to the acquisition of Surfside Software Systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent on stock sales or third party borrowings to sustain operations. The Company did not raise any additional capital during the first quarter of 2000.

On April 11, 2000 the Company sold through a private placement of its securities to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.44 per share. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

The Company believes that the funds to be generated by the Company's operations, comined with the second quarter capital raise will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financings of equity, or from other sources. Additional financing may not be available or, if may not be obtainable on terms favorable to the Company.

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

In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting the Company's operations. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fixed maximum loan amounts, and with respect to the VA loans, fixed maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, FNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, FNMA and VA at all times to assure compliance with all applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other regulatory requirements, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement and Procedures Act ("RESPA") and the regulations promulgated there under which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

The Company believes that the funds to be generated by the Company's operations will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financings of equity or from other sources. Additional financing may not be available or if may not be obtainable on terms favorable to the Company.

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

The Company's success and ability to compete are dependent in part upon its technology. The Company relies primarily on a combination of copyright, trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its rights, other parties may attempt to reverse, engineer, copy or engage in unauthorized use of the Company's proprietary information. Technology or proprietary information incorporated in the Company's products can be licensed from third parties, generally on a non-exclusive basis. The failure of the third-party licensors to maintain or update their products could result in delays in the Company's ability to ship certain of its products. While it may be necessary in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the confirmation of the Bankruptcy Plan, the Company is no longer threatened with any litigation, claims and assessments, which may have existed as a result of the bankruptcy filing.

ITEM 2. CHANGES IN SECURITIES

The preferred stockholder of Series "A" and "B" convertible preferred stock received 2,000,000 shares of common stock in exchange for the preferred stock in the reorganized CFI.

During the year ended December 31, 1999, 75 shares of preferred stock were converted into 525,521 shares of common stock and accordingly additional paid-in capital decreased by $5,255.

On November 29, 1999, Ronco Funding, Inc., had funded debentures in an amount of $311,000 net of expenses of $106,900. The 15% convertible debentures were converted into 2,004,986 shares of the Company's common stock.

During the Chapter 11 Bankruptcy Proceeding in 1999, certain non-management employees were issued 750,000 warrants for the purchase of one share of common stock of CFI at $.39 per share. The price represents 125 percent of the bid price of CFI stock on the effective date of the Bankruptcy Plan, August 2, 1999.

During the third quarter of 1999, after the bankruptcy confirmation, CFI was short of cash for operational expenses, and accordingly, entered into two loans. One loan was from Footbridge LTD Trust in the amount of $100,000 on a balloon note at 10% interest, which has been subsequently repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase one share of common stock of CFI at $.20 per share, which represents 110% of the bid price of CFI stock on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with 10,000 warrants to purchase one share of CFI common stock at $.20) per share. Again this warrant price represents 110% of the bid price of CFI stock on the date of the loan agreement.

Additional financing was provided by a Company owned by the Chairman of the Company, Vincent C. Castoro who made a loan to the Company in the amount of $140,796 at 9% interest. As an inducement to make this loan, Mr. Castoro was granted 150,000 warrants for the purchase of one share of CFI common stock at
 .25(cent) per share, which represents 105% of the bid price as of the date of the loan. This loan has not yet been repaid by CFI.

After the confirmation of the bankruptcy but before the end of the year, the Company sold through a private placement of securities to Mr. Frank LaForgia. He invested $300,000 and received 2,000,000 shares of common stock of CFI, plus 150,000 warrants to purchase one share of CFI common stock at $.25 per share, which represents the 125% of the bid price on the date of the investment, November 8, 1999. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

As a result of the Reorganization Plan and additional 2,269,980 common shares have been issued to creditors of the bankruptcy petition.

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, certain liabilities which were attributable to the Company's wholly owned subsidiary, DMP, were not subject to compromise under the Company's confirmed plan of reorganization. During the period ended March 31, 2000, management determined that a portion of these liabilities were guaranteed by the Company either directly, or through indemnification of certain officers and directors of the Company.

During the three months ended March 31, 2000, the Company issued 59,000 shares of its common stock in satisfaction of one such obligation, resulting in recognition of forgiveness of debt in the amount of $36,875.

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the three months ended March 31, 2000, the Company issued 53, 864 shares of its common stock in satisfaction of two such claims, which resulted in the recognition of forgiveness of debt amounting to $33,665.

On April 11, 2000 the Company sold through a private placement of its securities to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.44 per share. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.


1999                                   High          Low

First Quarter                       $   0.34      $  0.07
Second Quarter                      $   0.34      $  0.06
Third Quarter                       $   0.42      $  0.17
Fourth Quarter                      $   0.68      $  0.18

2000

First Quarter                       $   1.60      $ 0.312
Second Quarter (through 6/7/00)     $   1.65      $ 0.375

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

On April 11, 2000 the Company sold through a private placement of its securities to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.44 per share. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

On May 1, 2000 the Company acquired two commercial office buildings from Flamingo Financial Services, Inc. valued at $2.5 million, and assumed $1.5 million in underlying liens in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,000,000. The Company issued preferred stock with a par value of $1,000,000 and 750,000 common stock purchase warrants.

The preferred stock is convertible into shares of the Company's common stock based on the average asking price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for the initial 250,000 shares, $.35 for the next 250,000 shares and $.50 for the next 250,000 shares, for a period ending five years after the issue date. The agreement calls for a potential adjustment to the purchase price, based on earnings over the eighteen-month period following the closing of the transaction.

On May 4, 2000 the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater Florida in exchange for 400,000 shares of common stock of CFI, plus 400,000 warrants to purchase one share of CFI common stock at $.67 per share.

On May 11, 2000 the Company executed a Letter of Intent to acquire RJ Systems Inc., the creators of OrganizeIt!, PublishIt! and the Genesis technology tools for rapid application development. The acquisition will include all of the proprietary products of RJ Systems Inc. Due diligence is currently being performed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CFI MORTGAGE INC.
                          (Registrant)


CFI MORTGAGE INC.
      (Registrant)


Date: June 7, 2000      /s/ Stephen E. Williams
                        -----------------------
                        Stephen E. Williams
                        (President, CEO)



Date: June 7, 2000      /s/ Rodger W. Stubbs
                        --------------------
                        Rodger W. Stubbs
                        (Principal Administrative Officer)