Form 10QSB
period 2000-06-30
CFI MORTGAGE INC
filed 2000-08-21
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                         Commission file number 0-22271

                                CFI MORTGAGE INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                         52-2023491
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

  601 Cleveland Street, Suite 500
        Clearwater Florida                                       33755
(Address of principal executive office)                        (zip code)


               Registrant's telephone number, including area code:
                                  727-674-1010

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


             21,783,971 shares, $.01 par value, as of July 27, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)


                                    I N D E X

                                                                                                                 Page No.
                                                                                                                 --------

Part I  - Financial Information:
               Item 1.      Consolidated Financial Statements:

                            Consolidated Balance Sheets
                            As at June 30, 2000 and December 31, 1999 ..................................         F-3 - F-4

                            Consolidated Statements of Operations
                            For the Six and Three Months Ended
                            June 30, 2000 and 1999 .....................................................            F-5

                            Consolidated Statement Stockholders' Equity
                            For the Six Months Ended
                            June 30, 2000 ..............................................................            F-6

                            Consolidated Statements of Cash Flows
                            For the Six Months Ended
                            June 30, 2000 and 1999 .....................................................         F-7 - F-8

                            Notes to Consolidated Financial Statements .................................        F-9 - F-18

               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ..............................        F-?? - F-??

Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable .....................................           F-??

                            Signatures .................................................................           F-??


                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      A S S E T S

                                                  June 30,   December 31,
                                                    2000         1999
                                                 ----------   ----------

Current assets:
  Cash                                           $  223,351   $    7,574
  Accounts receivable                               108,740         --
  Due from related parties                           90,726       90,726
  Prepaid expenses and other current assets          67,100         --
                                                 ----------   ----------
        Total current assets                        489,917       98,300
                                                 ----------   ----------

Property, plant and equipment, at cost, less
  accumulated depreciation of $121,471
  and $94,059, respectively                       2,677,347       55,418
                                                 ----------   ----------

Other assets:

  Investment                                        120,000         --
  Capitalized software development costs, less
    accumulated amortization of $182,448            197,174         --
  Goodwill, less accumulated amortization
    of $53,621                                    1,213,816         --
  Notes receivable                                     --         25,000
  Security deposits                                  12,005         --
                                                 ----------   ----------

        Total other assets                        1,542,995       25,000
                                                 ----------   ----------

                                                 $4,710,259   $  178,718
                                                 ==========   ==========



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



            LIABILITIES AND STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)




                                                             June 30,     December 31,
                                                              2000            1999
                                                          ------------    ------------
Current liabilities:
  Accounts payable                                        $     39,889    $       --
  Due to affiliated company                                    143,887         139,735
  Current portion of mortgage payable                           66,584            --
  Accrued expenses and other current liabilities             1,915,108       2,401,423
                                                          ------------    ------------
        Total current liabilities                            2,165,468       2,541,158

Liabilities not subject to compromise:
  Accounts payable of subsidiary                                  --         1,237,552

Liabilities under plan of reorganization:
  Due to banks and sundry creditors                             63,182       4,083,328

Mortgage payable - long-term portion                         1,456,890            --
                                                          ------------    ------------

        Total liabilities                                    3,685,540       7,862,038
                                                          ------------    ------------

Commitments and contingencies                                     --              --

Stockholders' capital equity (deficiency):
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 21,772,746 and
      15,676,451 shares, respectively                          217,727         156,764
  Preferred stock, $1,721,596 no value
    Authorized 10,000,000 shares
    Issued and outstanding - 2 shares                        1,721,596            --
  Additional paid-in capital                                16,462,251      12,434,602
  Accumulated deficit                                      (17,376,855)    (20,274,686)
                                                          ------------    ------------

        Total stockholders' capital equity (deficiency)      1,024,719      (7,683,320)
                                                          ------------    ------------

                                                          $  4,710,259    $    178,718
                                                          ============    ============

                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the Six                         For the Three
                                                                  Months Ended                         Months Ended
                                                                    June 30,                             June 30,
                                                         -----------------------------         ----------------------------
                                                             2000              1999               2000              1999
                                                         ------------       ----------         ----------        ----------
Revenues:
  Rental income                                          $     7,470        $      -           $    7,470        $      -
  Sales                                                      255,854               -              131,705               -
  Commissions and fees                                       172,681            1,358             172,681            1,358
                                                         ------------       ----------         ----------        ----------

Total revenues                                               436,005            1,358             311,856            1,358
                                                         ------------       ----------         ----------        ----------

Expenses:
  Direct costs                                                70,454               -               70,454               -
  Selling                                                    109,322               -               81,139               -
  General and administrative                               1,303,528          190,939           1,007,385          148,329
  Interest                                                    16,389            5,463               8,328            3,963
                                                         ------------       ----------         ----------        ----------

Total expenses                                             1,499,693          196,402           1,167,306          152,292
                                                         ------------       ----------         ----------        ----------

Loss from operations                                     ( 1,063,688)       ( 195,044)         ( 855,450)        ( 150,934)
                                                         ------------       ----------         ----------        ----------

Other income (expenses):
  Financial costs                                         ( 405,460)               -           ( 405,460)               -
  Settlement fee from
    cancelled acquisition                                    100,000               -                   -                -
  Writedown of investment                                 ( 105,000)               -           ( 105,000)               -
                                                         ------------       ----------         ----------        ----------

Total other income (expenses)                             ( 410,460)               -           ( 510,460)               -
                                                         ------------       ----------         ----------        ----------

Loss before extraordinary gain                           ( 1,474,148)       ( 195,044)        ( 1,365,910)       ( 150,934)
Extraordinary gain -
  forgiveness of debt                                      4,371,979               -            4,301,439               -
                                                         ------------       ----------         ----------        ----------

Net income (loss)                                        $ 2,897,831        ($195,044)         $2,935,529        ($150,934)
                                                         ============       ==========         ==========        ==========

Basic earnings per common share:
  Loss before extraordinary gain                         ($1,474,148)       ($195,044)        ($1,365,910)       ($150,934)
  Less:  Preferred stock dividends                               -           ( 79,640)                -           ( 55,847)
                                                         ------------       ----------         ----------        ----------

  Loss available for common
    shareholders                                         ( 1,474,148)       ( 274,684)        ( 1,365,910)       ( 206,781)
  Extraordinary gain                                       4,371,979               -            4,301,439               -
                                                         ------------       ----------         ----------        ----------

Net income (loss) available for
  common stockholders                                    $ 2,897,831        ($274,684)         $2,935,529        ($206,781)
                                                         ============       ==========         ===========       ==========

Weighted average shares - basic                           14,482,512         3,708,391         14,058,497         3,826,412
                                                         ============       ==========         ===========       ==========

Earnings (loss) per share - basic:
  Loss per share from
    continuing operations
    before extraordinary
    gain                                                    ($.10)            ($.07)             ($.10)            ($.05)
  Extraordinary gain                                          .30                -                 .31                -
                                                         ------------       ----------         ----------        ----------

  Net income (loss)                                          $.20             ($.07)              $.21             ($.05)
                                                             ====             ======              ====             =====

Weighted average shares - diluted                         16,098,919         3,708,391         15,788,472         3,826,412
                                                         ============       ==========         ===========       ==========

Earnings (loss) per share - diluted:
  Loss per share from
    continuing operations
    before extraordinary
    gain                                                    ($.09)            ($.07)             ($.08)            ($.05)
  Extraordinary gain                                          .27                -                 .27                -
                                                         ------------       ----------         ----------        ----------

  Net income (loss)                                          $.18             ($.07)              $.19             ($.05)
                                                             ====             ======              ====             ======


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE SIX MONTHS ENDED JUNE 30 2000
                                   (Unaudited)


                                                   Common Stock                         Preferred Stock
                                          ------------------------------           --------------------------
                                             Shares             Amount             Shares            Amount
                                          ------------        ----------           -------        -----------
Balance - January 1, 2000                   15,676,451          $156,764               -          $        -

Shares issued for payment
  of prior period liability
  on February 22, 2000                          59,000               590               -                   -

Shares issued for payment
  of prior liability on
  March 10, 2000                                53,864               539               -                   -


Issuance of preferred
  stock for acquisition
  of Inventek, Inc.                                -                -                  1              700,000

Issuance of preferred stock
  for acquisition for First

  United MortgageBanc, Inc.                        -                -                  1            1,021,596

Shares to be issued for
  payment of prior period
  liabilities (1)                              170,000             1,700               -                   -

Shares to be issued in
  conjunction with a private
  placement funding (1)                      1,778,143            17,781               -                   -

Shares to be issued for
  employee compensation
  bonus (1)                                  3,135,288            31,353               -                   -

Shares to be issued for 40%
  investment in First Mortgage
  Securities, Inc. (1)                         400,000             4,000               -                   -

Shares to be issued for
  payment of bank debt (1)                   2,400,000            24,000               -                   -

Cancellation of shares
  issued as collateral
  for loan                                ( 2,000,000)        (   20,000)              -                   -

Shares to be issued for
  exercise of common
  stock warrants (1)                           100,000             1,000               -                   -

Net income for the
  six months ended
  June 30, 2000                                   -                 -                  -                   -
                                          ------------        ----------           -------        -----------

Balance - June 30, 2000                     21,772,746        $  217,727                 2        $ 1,721,596
                                          ============        ==========           =======        ===========


                                            Additional
                                             Paid-In          Accumulated
                                             Capital            Deficit            Total
                                          ------------      -------------       -----------
Balance - January 1, 2000                  $12,434,602      ($20,274,686)      ($7,683,320)

Shares issued for payment
  of prior period liability
  on February 22, 2000                          21,535                -             22,125

Shares issued for payment
  of prior liability on
  March 10, 2000                                19,660                -             20,199

Issuance of preferred
  stock for acquisition
  of Inventek, Inc.                            454,143                -          1,154,143

Issuance of preferred stock
  for acquisition for First
  United MortgageBanc, Inc.                    117,200                -          1,138,796

Shares to be issued for
  payment of prior period
  liabilities (1)                               18,175                -             19,875

Shares to be issued in
  conjunction with a private
  placement funding (1)                        871,690                -            889,471

Shares to be issued for
  employee compensation
  bonus (1)                                  1,389,246                -          1,420,599

Shares to be issued for 40%
  investment in First Mortgage
  Securities, Inc. (1)                         221,000                -            225,000

Shares to be issued for
  payment of bank debt (1)                     876,000                -            900,000

Cancellation of shares
  issued as collateral
  for loan                                      20,000                -                 -

Shares to be issued for
  exercise of common
  stock warrants (1)                            19,000                -             20,000

Net income for the
  six months ended
  June 30, 2000                                    -           2,897,831         2,897,831
                                          ------------      -------------       -----------

Balance - June 30, 2000                   $16,462,251       ($17,376,855)       $1,024,719
                                          ============      =============       ===========


(1) Issued on July 14, 2000.


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   For the Six
                                                                  Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------
Cash flows from operating activities:

  Net income (loss) from operations                        $ 2,897,831    ($  195,044)
                                                           -----------    -----------

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Forgiveness of debt                                     (4,371,979)          --

    Writedown of investment                                    105,000           --

    Depreciation and amortization                               98,851          3,080

    Financial costs                                            405,460           --

    Common stock issued for salaries and other expenses         43,280           --

    Interest accrued on related party loans                      6,152          5,463

    Increase (decrease) in cash flows as a result of changes in asset and liability account balances:

      Accounts receivable                                       52,306           --

      State tax refund receivable                                 --           76,621

      Prepaid expenses and other current assets                 (3,124)        30,591

      Security deposits                                        (10,315)          --

      Accounts payable, accrued expenses

        and other current liabilities                          637,583         26,605
                                                           -----------    -----------

  Total adjustments                                         (3,036,786)       142,360
                                                           -----------    -----------


Net cash used in operating activities                         (138,955)       (52,684)
                                                           -----------    -----------

Cash flows from investing activities:

  Software development costs                                  (115,969)          --

  Expenditures for property and equipment                      (40,918)          --
                                                           -----------    -----------

Net cash used in investing activities                         (156,887)          --
                                                           -----------    -----------

Cash flows from financing activities:

  Proceeds from 15% demand convertible debentures                 --          101,420

  Mortgage payable                                              (4,930)          --

  Common stock issued for exercise of warrants                  20,000           --

  Decrease in due to affiliate                                  (2,000)          --

  Proceeds from private placement                              495,083           --
                                                           -----------    -----------

Net cash provided by financing activities                      508,153        101,420
                                                           -----------    -----------

Net increase in cash                                           212,311         48,736

Cash at beginning of period                                      7,574          2,371

Cash of subsidiary                                               2,466           --
                                                           -----------    -----------

Cash at end of period                                      $   222,351    $    51,107
                                                           ===========    ===========


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                             For the Six
                                                                             Months Ended
                                                                                June 30,
                                                                  ------------------------------
                                                                    2000                  1999
                                                                  ---------             --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Income taxes                                                  $    -                $    -
                                                                  ===========           ========

    Interest                                                      $    10,238           $    -
                                                                  ===========           ========

Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                            $    -                $ 79,640
                                                                  ===========           ========

  Common stock issued and to be issued
    for salaries and other expenses                               $    43,480           $    -
                                                                  ===========           ========

  Common stock issued for investment in
    First Mortgage Securities, Inc.                               $   225,000           $    -
                                                                  ===========           ========

  Preferred stock issued for acquisition of
    two wholly owned subsidiaries                                 $ 2,292,939           $    -
                                                                  ===========           ========

  Common stock issued in satisfaction of liabilities              $ 2,352,837           $    -
                                                                  ===========           ========


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 3O, 2000
                                   (UNAUDITED)

NOTE  1-  BASIS OF PRESENTATION.

                           The accompanying interim unaudited consolidated
                financial statements include the accounts of CFI mortgage Inc. ("CFI"), Direct Mortgage Partners, Inc. ("DMP"), First United MortgageBanc, Inc. ("FUMB") and Inventek, Inc., doing business as Surfside Software Systems ("Surfside") DMP and FUMB are wholly owned subsidiaries of CFI and Surfside is a majority owned subsidiary. The financial statements also include the Company's 40% minority interest in First Mortgage Securities, Inc., of Clearwater Florida ("FMS")accounted for under the equity method. As discussed in Note 6, DMP was disolved in June, 2000. CFI and its subsidiaries are hereafter collectively referred to as the "Company".

                           The accompanying unaudited consolidated financial
                statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months and three months ended June 30, 2000 and 1999. The results of operations for the six months and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                           The December 31, 1999 balance sheet has been derived
                from the audited financial statements at that date included in the Company's annual report on Form 10- KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB.



NOTE 2 - ACQUISITIONS.

                (a) On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (Doing business as Surfside Software Systems of Clearwater, Fl.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. Surfside creates and markets proprietary software products.

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

                           The Company also agreed to contribute $250,000 as
                additional paid-in capital, at various dates through June 1, 2000. As of June 30, 2000, the Company has contributed $229,000 of the total due to be contributed.

                           The agreement calls for a potential adjustment to the
                purchase price, based on earnings of Surfside over the twenty-four month period following the closing of the transaction. Such adjustment would be in the form of additional convertible preferred stock up to an additional $4,000,000.

                (b) On June 13, 2000, the Company acquired two commercial office buildings from Flamingo Financial Services, Inc. The buildings have been appraised at a value of $2,550,000 and the Company assumed the related collateral mortgages, which amounted to $1,528,404. In exchange, the Company gave the sellers one share of its convertible preferred stock with a par value of $1,021,596 and warrants to purchase 750,000 shares of its common stock. The agreement also provides for a potential adjustment to the purchase price, based on earnings derived from the rental property over the eighteen month period following the closing of the transaction. This adjustment will be satisfied by the issuance of a 2nd share of CFI's preferred stock. CFI then contributed the two buildings along with the underlying mortgage to a newly formed company, First United MortgageBanc, Inc. ("FUMB"), a wholly owned subsidiary.

                           The preferred stock is convertible into shares of the
                Company's common stock based on the average asking price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividends rights, but permit the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis, as if the shares had been converted. The warrants consist of three issuances, each for a total of 250,000 shares of the Company's common stock. The first 250,000 are exercisable at a price of $.15 per share, the next 250,000 shares are exercisable at a price of $.35 per share and the last 250,000 are exercisable at a price of $.50 per share. The warrants are exercisable for a period of five years from the date of issuance.



NOTE  2 -  ACQUISITIONS.  (Continued)

                (c) On April 5, 2000, the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater Florida, in exchange for 400,000 shares of its common stock and common stock purchase warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share. The acquisition has been accounted for under the equity method of accounting.

                (d) On May 11, 2000, the Company executed a letter of intent to acquire RJ Systems, Inc., a software development company. The Company is in the process of performing its due diligence.

                           The Company attributed a value of $225,000 to the
                common stock and common stock purchase warrants exchanged for the interest in FMS. The Company has written down its investment by $105,000 at June 30, 2000, based on the most recently available financial information for FMS.



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






NOTE  4 -  SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

                           Origination fee income is accounted for in conformity
                with Statement of Financial Accounting Standards No. 91. This statement requires that origination fees are offset by their direct loan costs and the net deferred income is recognized over the life of the loan. The Company has previously adopted the guidance under SFAS No. 91.

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


                (c)      Property and Equipment:

                           Property and equipment are stated at cost less
                accumulated depreciation. The Company's policy is to provide for depreciation over the estimated useful lives of the assets ranging from three to 39 years. Expenditures for leasehold improvements are capitalized and amortized over their estimated useful lives or the life of the lease, whichever is shorter in duration. Expenditures for betterments are capitalized and depreciated as described above.

                           Expenditures for repairs, maintenance and minor
                renewals are charged to operations as incurred. Upon retirement or abandonment of the property and equipment, the carrying value and related accumulated depreciation and amortization are removed from the accounts.

                           Depreciation expense attributable to property and
                equipment and charged to operations was $16,121 and $3,080 for the six months ended June 30, 2000 and 1999, respectively and $10,595 and $1,540 for the three months ended June 30, 2000 and 1999, respectively.

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

                           Amortization of capitalized software development
                costs amounted to $29,109 and $0 for the six months ended June 30, 2000 and 1999, respectively, and $18,464 and $0 for the three months ended June 30, 2000 and 1999, respectively.


                (e)      Goodwill:

                           In conjunction with the Company's acquisition of a
                majority interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,076,094. The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in acquiring the buildings over a period of 15 years. Amortization expense charged to operations amounted to $53,621 and $0 for the six months ended June 30, 2000 and 1999, respectively, and $29,563 and $0 for the three months ended June 30, 2000 and 1999, respectively.

                           Management will periodically review the value of all
                long-lived assets, including goodwill, to determine if there has been any impairment in the carrying value of the asset. Should management determine that such an impairment has occurred, an appropriate allowance will be set up to reflect the impairment of said asset.


                (f)      Income Taxes:

                           The Company complies with SFAS No.109, "Accounting
                for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to effect taxable income. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount to be realized.




NOTE  4 -  SIGNIFICANT ACCOUNTING POLICIES. (Continued)

                (g)      Earnings (Loss) Per Common Share:

                           Earnings (loss) per common share is based on the
                weighted average number of common shares outstanding. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss, less any accretion for preferred stock discounts and dividends, which totaled $0 in 2000 and $79,640 and $55,847 for the six and three months ended June 30, 1999, respectively, by the weighted average number of shares outstanding for the period. Diluted earnings per share in 2000 reflect the potential dilution to common shareholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting net income available to holders of the common stock.

                           Diluted loss per share in 1999 has not been presented
                in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive. Below is the calculation of basic and diluted earnings per share for each of the periods presented in the financial statements.



                                                        For the Six                              For the Three
                                                        Months Ended                              Months Ended
                                                          June 30,                                   June 30,
                                             --------------------------------           ---------------------------------
                                                  2000                 1999                 2000                  1999
                                             ------------          ----------           -----------           -----------
Net income (loss) available to
  common stockholders                        $  2,897,831          ($ 274,684)          $ 2,935,529           ($ 206,781)
                                             ------------          ----------           -----------           -----------
Weighted average shares
  outstanding - basic                          14,482,512           3,708,391            14,058,497            3,826,412

Warrants                                        1,616,407                  -              1,729,975                  -
                                             ------------          ----------           -----------           -----------

Weighted average shares
  outstanding - diluted                      $ 16,098,919          $3,708,391           $15,788,472           $3,826,412
                                             ============          ==========           ===========           ===========

Earnings (loss) per common share:

  Basic                                          $.20                ($.07)                $.21                ($.05)
                                                 ====                =====                 ====                =====
  Diluted                                        $.18                ($.07)                $.19                ($.05)
                                                 ====                =====                 ====                =====



NOTE  5 -  RELATED PARTY TRANSACTIONS.

                           The Company has made advances to three individuals,
                two of whom are officers of the Company. The balance amounted to $90,726 at each of June 30, 2000 and December 31, 1999. The advances are due on demand and there has been no interest charged on the outstanding balances.





NOTE  5 -  RELATED PARTY TRANSACTIONS. (Continued)

                           The Company has a revolving line of credit with an
                affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $143,887 and $139,735, at June 30, 2000 and December 31, 1999, respectively.

                           As an inducement to make the loan, the affiliate was
                previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105 % of the closing bid price on the date of the grant.



NOTE  6 -  DISSOLUTION OF SUBSIDIARY AND CANCELLATION OF DEBT.

                           On June 9, 2000, Direct Mortgage Partners, Inc.
                ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State.

                           As a result of the assignment and subsequent
                dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 as at June 30, 2000 and for the six and three months then ended.



NOTE  7 -  DUE TO BANKS AND SUNDRY CREDITORS.

                           As described more fully in the notes to the audited
                financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan of Reorgainzation included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the six months ended June 30, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims, from the two financials institutions which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 19,500 shares of its common stock in satisfaction of $20,146 of liabilities.



NOTE  8 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                           Accrued expenses and other current liabilities are
comprised of the following:



                                                               June 30,         December 31,
                                                                 2000               1999
                                                              ----------        -----------
Professional fees                                             $  126,854         $  241,300
Accrued compensation of employees                                155,487            127,000
Accrued compensation of officers                               1,261,211          2,002,731
General and administrative expenses                              228,884             30,392
Payroll taxes                                                    142,672                 -
                                                              ----------         ----------

                                                              $1,915,108         $2,401,423
                                                              ==========         ==========




                           Included in accrued compensation of officers is
                $1,034,230 and $1,775,750 at June 30, 2000 and December 31,
                1999, respectively, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan. The accrued compensation to officers also includes $119,000 due to officers of the Company as part of the administrative expenses approved by the court under the plan.



NOTE  9 -  COMMITMENTS AND CONTINGENCIES.

                (a)      Leases:

                           In January 2000, the Company's majority owned
                subsidiary, Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

              Years Ending
                 June 30,
                 --------
                  2001                           $146,253
                  2002                            153,483
                  2003                            161,114
                  2004                            169,148
                  2005                             86,627
                                                 --------

                                                 $716,625
                                                 ========



                           Rent expense amounted to $50,288 and $5,670 for the
                six and three months ended June 30, 2000 and 1999, respectively and $34,155 and $5,670 for the three months ended June 30, 2000 and 1999, respectively.




NOTE  9 -  COMMITMENTS AND CONTINGENCIES. (Continued)

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

                           Included in the results of operations is $679,017 and
                $0 for the six months ended June 30, 2000 and 1999, respectively, and $606,693 and $0 for the three months ended June 30, 2000 and 1999, respectively, for unpaid compensation due the officers under the terms of these contracts.




NOTE 10 -  INCOME TAXES.

                           The Company and its wholly owned subsidiaries file a
                consolidated federal income tax return. As of June 30, 2000, the Company and its subsidiaries have a net operating loss carryforward of approximately $19,500,000 available to reduce future taxable income through the year 2019. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of 50%, which resulted from the Company's reorganization and recapitalization under the Plan. The Company has fully reserved its deferred tax asset due to the uncertainity about its ability to utilize it in future periods.

NOTE 11 -       STOCKHOLDERS' EQUITY.

                (a)      Preferred Stock:

                           During the period ended June 30, 2000 the Company
                issued two shares of its convertible preferred stock in conjuction with two acquisitions during the period. In the first acquisition, that of Surfside the Company issued one share of its preferred stock with a par value of $700,000. In connection with the second acquisition, First Union MortgageBanc, Inc., the Company issued one share of its preferred stock with a par value of $1,021,596.


                (b)      Common Stock:

                           In conjuction with employee contracts that are in
                place with four key executives,, 3,135,288 shares of common stock were issued pursuant to a stock bonus plan in effect. These shares were issued to satisfy a liability that was charged to operations at December 31, 1999.

                           In April 2000 the Company entered into a private
                placement agreement with Ronco Funding, Inc. whereby the Company issued 1,787,143 shares of its common stock for $500,400.

                           In connection with the acquisition of a 40% interest
                in First Mortgage Securities, Inc. the Company issued 400,000 shares of its common stock.

                           In April 2000 the holder for common stock purchase
                warrants exercised the warrants for $20,000 and received 100,000 shares of the Company's common stock.

                           Pursuant to the plan of bankruptcy the Company issued
                a total of 2,570,000 shares of its common stock in satisfaction of the corresponding pre petition liabilities.


                (c)      Warrants:

                           In connection with the acquisition of Surfside as
                discussed above, the Company issued 1,000,000 common stock purchase warrants, exercisable for a five-year period expiring on January 14, 2005. The warrants have an exercise price of $.15.

                           In conjunction with the acquisition of First United
                MortgageBanc, Inc. the Company issued 750,000 common stock purchase warrants, exercisable in blocks of 250,000 each with exercise prices ranging from $.15 to $.50 respectively. The warrants expire on June 13, 2005.








NOTE 11 -       STOCKHOLDERS' EQUITY. (Continued)

                (c)   Warrants: (Continued)

                           In conjuction with the acquisition of the 40%
                interest in First Mortgage Securities, Inc. as discussed above, the Company issued 400,000 common stock purchases warrants exercisable for a two-year period expiring on April 7, 2002. The warrants have an exercise price of $.67.

                           In April 2000 in conjuction with a private placement
                discussed above the Company issued 1,787,143 common stock purchase warrants exercisable for a two-year period expiring on April 11, 2002. The warrants have an exercise price of $1.67.



NOTE 12 -  SUBSEQUENT EVENTS.

                           In July 2000, the Company acquired the remaining 35%
                of Surfside in exchange for 300,000 shares of its common stock and 30,000 common stock purchase warrants. As a result of this transaction Surfside will become a wholly owned subsidiary of the Company.

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

GENERAL BUSINESS

CFI Mortgage Inc. (the "Company") headquartered in Clearwater, Florida is a broad, technology-based consumer finance company serving the national and international markets. CFI's goal is to become a diversified eCommerce financial services company with a 50-state lending capability. The company's strategy is to introduce a solution into the financial services marketplace, offering it as the most efficient and flexible web-enabled mortgage solution that supports all borrowing channels, consumer direct, retail and wholesale.

Financial Services

The Company through its wholly owned subsidiary First United MortgageBanc, Inc ("FUMB") provides mortgages and mortgage-related services to individuals directly and indirectly through mortgage brokers and mortgage lenders. The Company originates, processes, and underwrites residential mortgage loans that are sold on either an individual or bulk basis to institutional investors. The Company originates and purchases loans originated that do not conform to agency guidelines (non-conforming loans). Non-conforming loans typically fail to meet agency guidelines due to credit impairment, higher loan-to-value ratios and debt-to-income ratios, and are priced to compensate for the additional credit risk.

On June 13, 2000 the Company acquired two commercial office buildings from Flamingo Financial Services, Inc., in exchange for two shares of its convertible preferred stock and stock purchase warrants exercisable for the purchase of 750,000 shares of its common stock. The buildings have been appraised at a value of $2,550,000 with the underlying mortgage on the properties having an outstanding balance of $1,528,404. The Company treated the difference between the appraised value of the assets acquired and the liabilities assumed as additional paid-in capital. The transaction resulted in goodwill in the amount of $117,200. This goodwill which is directly attributable to the purchase of the buildings, has been transferred along with the assets to the Company's wholly owned subsidiary "FUMB" for the purposes of securing credit facilities, licensing and investor approvals.

The preferred stock is convertible into shares of the Company's common stock based on the average ask price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for the initial 250,000 shares, $.35 for the next 250,000 shares and $.50 for the next 250,000 shares, for a period ending five years after the issue date. The agreement calls for a potential adjustment to the purchase price, based on earnings from "FUMB" over the eighteen-month period following the closing of the transaction.

On May 4, 2000 the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater, Florida in exchange for 400,000 shares of its common stock and common stock warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share. First Mortgage Securities, Inc., is a mortgage lender operating primarily in the niche mobile home financing market. The Company intends to pursue a strategic relationship with First Mortgage Securities, Inc., to markets its niche programs nationwide.

Software

On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (doing business as Surfside Software Systems of Clearwater, FL.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. On August 2, 2000 the Company acquired the remaining 35% interest in Inventek that it did not own in exchange for 300,000 shares of the Company's common stock and 30,000 common stock purchase warrants at 120% of the Company's closing price on the day of closing. The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of June 30, 2000, the Company has contributed $229,000 of the total to be contributed.

The Company, through its now wholly owned subsidiary Surfside Software Systems is in the business of providing PC-based, DOS and WINDOWS 95 solutions, under the name TranWare to the taxi, courier, para-transit, shuttle and limousine industries. TranWare consists of the following products: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. It interfaces with a number of different wireless technologies as well as stand-alone financial products. Surfside provides the base products, customization, product support and product training.

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

The second quarter reflected a turning point for Surfside Software Systems in that it marks the final stage of development of the core Windows(R) technology based TranWare(TM) applications. The first of these products which was released to the market on July 25, 2000 was TranWare WinLimo(TM). WinLimo is a completely new ground transportation management software system that provides for order entry & scheduling, dispatching, billing, information tracking, accounting & reporting functions. The design includes a sophisticated relational database structure that will be the basis for future transportation systems such as those for the taxi, courier, para-transit (non-emergency medical), trucking and service industries.

It also marked a transition in the marketplace from MS-DOS(R) based business solutions to Windows based solutions. The TranWare DOS transportation software suite has been in use throughout the US and Canada for over 5 years and has been the primary source of revenue for Surfside since it's incorporation in 1994. The most important aspect of this product line is the industry knowledge gained during the thousands of man-hours designing, installing and modifying the system while working with our clients. This is truly a system designed in the field with real-world input. Even though Windows based operating systems and end user applications have been visible in the marketplace for a few years, vertical business market software systems such as TranWare have still been operating on MS-DOS and Unix(R) based computers.

On May 11, 2000 the Company had executed a Letter of Intent to acquire RJ Systems Inc., the creators of OrganizeIt!, PublishIt! and the Genesis technology tools for rapid application development. The acquisition will include all of the proprietary products of RJ Systems Inc. Due diligence is currently being performed.

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

The Company's Reorganization Plan provided for an infusion of $800,000 by a lender, which was secured by CFI's assets. The Company received $311,920, net of expenses of $106,900, of funding under the Plan. The lender had the option of converting the loan to common stock of CFI at a rate of 2% of the Company's shares outstanding per $80,000 funded to the Company after the effective date of the Plan. Each general creditor received one share of common stock for each dollar of debt in the reorganized CFI.

The preferred stockholders of Series "A" and "B" convertible preferred stock received 2,000,000 shares of common stock in exchange for the preferred stock in the reorganized CFI. The preferred stockholders of Series "C" convertible preferred stock have received 2,500,000 shares of common stock in exchange for the preferred stock in the reorganized CFI.

The Company's subsidiary, Direct Mortgage Partners, Inc. (DMP) was not a party to the Petition for Relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State. As a result of the assignment and subsequent dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 as of June 30, 2000.

The effective date of the Plan was on August 2, 1999. The only additional liabilities the Company could incur would be if the Court approved the issuance of additional common stock to creditors with disputes. In the event that the Company lost some or all of the claims objections the existing shareholders would be further diluted to the degree that the award to the creditor exceeded the amount scheduled on the Company's Bankruptcy filings. The overage to these creditors would be paid in the Company's Common Stock.

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan of Reorganization included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the six months ended June 30, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims, from the two financials institutions that resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 19,500 shares of its common stock in satisfaction of $20,146 of liabilities.

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

As of March 31, 1998 and again as of June 30, 1998, the Company did not meet the required minimum standards for continued inclusion in the NASDAQ Small-Cap Market in that its net tangible assets had fallen below $2,000,000 and so the Company received a formal notice of de-listing from NASDAQ. On July 31, 1998 the Company appealed the notice of de-listing at an oral hearing and awaited a final decision from NASDAQ. On November 17, 1998 NASDAQ informed the Company by letter that a determination had been made to de-list the Company's securities from the NASDAQ Stock Market effective with the close of business on November 17, 1998. The Company has since traded on the Bulletin Market under the symbol "CFIM OB".

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

COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND 1999

With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such the Company did not have any operating subsidiaries during the quarter ended June 30, 1999 and subsequently did not record any revenues. As such, the following comparisons reflect the consolidated operations of Surfside Software Systems and one month of operations of First United MortgageBanc, Inc., for the current quarter and no operating subsidiaries for the quarter ended June 30, 1999.

REVENUES

For the three months ended June 30, 2000 the Company had total revenues from operations of $311,856 compared to $1,358 for the three months ended June 30, 1999. The increase in revenues was primarily attributable to the acquisition of Surfside Software Systems. Surfside Software Systems spent the majority of the quarter focusing on the final development of its core Windows(R) technology based TranWare(TM) applications. The first of these products which was released to the market on July 25, 2000 was TranWare WinLimo(TM). The release of these products is expected to significantly increase revenues in future quarters. First United MortgageBanc, Inc. was capitalized and commenced operations on June 14, 2000 and management anticipates a positive contribution to revenue growth in the next quarter.

EXPENSES

The Company recorded total operating expenses of $1,167,306 for the three months ended June 30, 2000 compared to total operating expenses of $152,292 for the three months ended June 30, 1999. The largest component increase was in general and administrative expenses, increasing $859,056 to $1,007,385 for the quarter ended June 30, 2000 compared to $148,329 in the quarter ended June 30, 1999. Included in this amount is accrued compensation to officers of $606,693 for the current quarter ended June 30, 2000, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan, compared to $.00 for the quarter ended June 30, 1999. Also, amortization and depreciation expense increased to $58,622 in the current quarter ended June 30, 2000 compared to $1,540 for the quarter ended June 30, 1999. Professional fees increased to $70,221 for the quarter ended June 30, 2000 primarily due to the extenuating circumstances in resoling pre-petition liabilities and the dissolution of the Company's former subsidiary "DMP". The remaining increase in general and administration expense were primarily attributed to the acquisition of Surfside Software Systems and the staffing of First United MortgageBanc, Inc.

NET INCOME (LOSS)

The Company generated net loss from operations, before taxes, of $855,450 in the quarter ended June 30, 2000 compared to a net loss before taxes of $150,934 in the quarter ended June 30, 1999. Included in this amount is accrued compensation of officers of $606,693, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan, amortization and depreciation expense of $58,622 and professional fees of $70,221. Without the compensatory stock bonuses, amortization and depreciation expense, and professional fees, loss from operations was $119,914 which is primarily attributed to the development of Surfside Software Systems core Windows(R) technology based TranWare(TM) applications and the initial staffing of First United MortgageBanc.

For the quarter ended June 30, 2000 the Company realized an extraordinary gain on the forgiveness of debt of $4,301,439 due to the dissolution of the Company's former subsidiary Direct Mortgage Partners, and the successful negotiations with corresponding pre-petition liabilities.

The net income available to common stockholders for the quarter ended June 30, 2000 is $2,935,529 compared to a net loss of $150,934 for the quarter ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such the Company did not have any operating subsidiaries during the six months ended June 30, 1999 and subsequently did not record any revenues. As such, the following comparisons reflect the consolidated operations of Surfside Software Systems and one month of operations of First United MortgageBanc, Inc., for the current period and no operating subsidiaries for the six months ended June 30, 1999.

REVENUES

For the six months ended June 30, 2000 the Company had total revenues from operations of $436,005 compared to $1,358 for the six months ended June 30, 1999. The increase in revenues was primarily attributable to the acquisition of Surfside Software Systems. Surfside Software Systems spent the majority of the quarter focusing on the final development of its core Windows(R) technology based TranWare(TM) applications. The first of these products which was released to the market on July 25, 2000 was TranWare WinLimo(TM). The release of these products is expected to significantly increase revenues in future quarters. First United MortgageBanc, Inc. was capitalized and commenced operations on June 14, 2000 and management anticipates a positive contribution to revenue growth in the next quarter.

EXPENSES

The Company recorded total operating expenses of $1,499,693 for the six months ended June 30, 2000 compared to total expenses of $196,402 for the six months ended June 30, 1999. The largest component increase was in the general and administrative expenses, increasing $1,125,589 to $1,303,528 for the six months ended June 30, 2000 compared to $190,939 in the six month period ended June 30, 1999. Included in this amount is accrued compensation to officers of $679,017, for the six months ended June 30, 2000, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan, compared to $0.00 for the six month period ended June 30, 1999. Also, amortization and depreciation expense increased to $98,851 for the six month period ended June 30, 2000 compared to $3,080 for the six months ended June 30, 1999. The remaining increases in general and administration expense was primarily attributed to the acquisition of Surfside Software Systems and the staffing of First United MortgageBanc, Inc.

NET INCOME (LOSS)

The Company generated net loss from operations, before taxes, of $1,063,688 in the six-month period ended June 30, 2000 as compared to a net loss before taxes of $195,044 in the six-month period ended June 30, 1999. Included in this amount is accrued compensation of officers of $679,017, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan, and amortization and depreciation expense of $98,851. Without the compensatory stock bonuses, and amortization and depreciation, loss from operations was $285,820 which is primarily attributed to the development of Surfside Software Systems core Windows(R) technology based TranWare(TM) applications and the initial staffing of First United MortgageBanc.

For the six months ended June 30, 2000 the Company realized an extraordinary gain on the forgiveness of debt of $4,371,979 due to the dissolution of the Company's former subsidiary Direct Mortgage Partners, and the successful negotiations with corresponding pre-petition liabilities.

The net income available to common stockholders for the six months ended June 30, 2000 is $2,897,831 compared to a net loss of $274,684 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's has been dependent on stock sales or third party borrowings to sustain operations. On April 11, 2000 the Company sold through a private placement of its securities to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.44 per share. The Company has relied upon
Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

The Company believes that the funds to be generated by the Company's operations, combined with the second quarter capital raised will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financing of equity, or from other sources. Additional financing may not be available or, it may not be obtainable on terms favorable to the Company.

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

COMPETITION

The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies, depending upon the type of mortgage loan product offered. The Company competes principally by purchasing or originating a variety of types of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors have financial resources substantially greater than that of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale and retail branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues. The top three competitors in the market are a) The Associates, b) Household Financial, c) Saxon Mortgage.

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

SOFTWARE RISK FACTORS:

MARKET CHANGES

The market for the Company's software products and services is characterized by technological advances and evolving standards. In addition, changes in the transportation requirements and new product introductions could render the Company's existing products unmarketable. The Company's future success depends upon its ability to enhance current products in a timely fashion and to develop and introduce new products that keep pace with technological developments and changes in the transportation industry. Further, the Company's future success depends on ground fleet transportation companies to adopt new technologies for acceptance in this evolving market.

NEED FOR ADDITIONAL FINANCING

The Company believes that the funds to be generated by the Company's operations will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financing of equity, or from other sources. Additional financing may not be available or, if may not be obtainable on terms favorable to the Company.

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

KEY EMPLOYEES AND SOFTWARE ENGINEERS

The Company believes that the future success will depend to a significant extent upon the contributions of executive officers and key sales, engineering, marketing and technical personnel. The Company does not have "key person" life insurance on any of its employees. Competition for highly skilled personnel, particularly qualified development engineers and systems implementation experts are intense. The Company has, at times, experienced difficulty in locating personnel with requisite levels of expertise and experience

SALES AND IMPLEMENTATION CYCLES

The license of the Company's software generally requires the Company to educate prospective customers on the use and benefits of the Company's products. In addition, the purchase of the Company's products involves a significant commitment by prospective customers and can be associated with substantial time in workflow, processing or the configuration of hardware. The license of the Company's software products can often require a level or executive decision by prospective customers. The period between initial indications of interest by a customer in the Company's product and the ultimate sale and implementation of the Company's product to the customer can be lengthy (often ranging from three months to six months) and is subject to a number of significant delays over which the Company has little or no control.

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

GROUND FLEET TRANSPORTATION INDUSTRY

Substantially all of the Company's revenues are derived from licenses and services, and its future success is dependent on increased sales to the ground fleet transportation industry. Demand for the Company's products and services can be disproportionately affected by instability or downturns in the transportation industry, which may cause existing or potential customers to delay, cancel or reduce planned expenditures for technology, including those offered by the Company.

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

During the third quarter of 1999, after the bankruptcy confirmation, CFI was short of cash for operational expenses, and accordingly, entered into two loans. One loan was from Footbridge LTD Trust in the amount of $100,000 on a balloon note at 10% interest, which has been subsequently repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase one share of common stock of CFI at .20(cent) per share, which represents 110% of the bid price of CFI stock on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with 10,000 warrants to purchase one share of CFI common stock at $.20 per share. The warrant price represents 110% of the bid price of CFI stock on the date of the loan agreement.

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

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, certain liabilities which were attributable to the Company's wholly owned subsidiary, DMP, was not subject to compromise under the Company's confirmed plan of reorganization. On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State. As a result of the assignment and subsequent dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 as of June 30, 2000.

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan of Reorganization included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the six months ended June 30, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims, from the two financials institutions, which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 19,500 shares of its common stock in satisfaction of $20,146 of liabilities. Pursuant to the plan of bankruptcy, the Company issued a total of 2,570,000 shares of its common stock in satisfaction of the corresponding pre-petition liabilities.

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

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.

1999                                 High          Low

First Quarter                      $   0.34      $  0.07
Second Quarter                     $   0.34      $  0.06
Third Quarter                      $   0.42      $  0.17
Fourth Quarter                     $   0.68      $  0.18

2000

First Quarter                      $   1.60      $  0.312
Second Quarter                     $   1.65      $  0.343


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CFI MORTGAGE INC.
                                       (Registrant)



CFI MORTGAGE INC.
        (Registrant)

Date: August 17, 2000              /s/ Stephen E. Williams
                                   -----------------------

                                   Stephen E. Williams
                                   (President, CEO)

Date: August 17, 2000              /s/ Rodger W. Stubbs
                                   --------------------

                                   Rodger W. Stubbs
                                   (Principal Administrative Officer)