Form 10QSB
period 2000-09-30
CFI MORTGAGE INC
filed 2000-11-14
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________to__________________

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

            24,121,015 shares, $.01 par value, as of October 24, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)




                                    I N D E X

                                                                        Page No.

Part I  - Financial Information:

          Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  As at September 30, 2000 and December 31, 1999 ...   F-3 - F-4

                  Consolidated Statements of Operations
                  For the Nine and Three Months Ended
                  September 30, 2000 and 1999 ......................      F-5

                  Consolidated Statement Stockholders' Equity
                  For the Nine Months Ended
                  September 30, 2000 ...............................      F-6

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended
                  September 30, 2000 and 1999 ......................   F-7 - F-8

                  Notes to Consolidated Financial Statements .......  F-9 - F-21

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .... F-22 - F-31



Part II - Other Information:

                  Item 3 Through Item 9 - Not Applicable ...........      F-33

                  Signatures .......................................      F-34

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    A S S E T S

                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  ------------

Current assets:
  Cash                                                $   32,906     $    7,574
  Accounts receivable                                     55,396           --
  Due from related parties                               244,265         90,726
  Prepaid expenses and other current assets               75,180           --
                                                      ----------     ----------
        Total current assets                             407,747         98,300
                                                      ----------     ----------

Property, plant and equipment, at cost, less
  accumulated depreciation of $149,702
  and $94,059, respectively                            2,854,995         55,418
                                                      ----------     ----------

Other assets:
  Investment - at equity                                 120,000           --
  Capitalized software development costs, less
    accumulated amortization of $199,858                 246,434           --
  Goodwill, less accumulated amortization
    of $84,527                                         1,380,553           --
  Notes receivable                                          --           25,000
  Security deposits                                       24,955           --
                                                      ----------     ----------
        Total other assets                             1,771,942         25,000
                                                      ----------     ----------

                                                      $5,034,684     $  178,718
                                                      ==========     ==========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

             LIABILITIES AND STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)

                                                              September 30,         December 31,
                                                                  2000                  1999
                                                              -------------         ------------
Current liabilities:
  Accounts payable                                             $     43,567         $       --
  Due to affiliated company                                         147,011              139,735
  Due to officer                                                    200,000                 --
  Current portion of mortgage payable                                68,938                 --
  Accrued expenses and other current liabilities                  1,672,293            2,401,423
                                                               ------------         ------------
        Total current liabilities                                 2,131,809            2,541,158

Liabilities not subject to compromise:
  Accounts payable of subsidiary                                       --              1,237,552

Liabilities under plan of reorganization:
  Due to banks and sundry creditors                                  14,913            4,083,328

Mortgage payable - long-term portion                              1,439,502                 --
                                                               ------------         ------------
        Total liabilities                                         3,586,224            7,862,038
                                                               ------------         ------------

Commitments and contingencies                                          --                   --

Stockholders' capital equity (deficiency):
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 24,133,015 and
      15,676,451 shares, respectively                               241,330              156,764
  Preferred stock, $1,721,596 no par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2 shares                             1,721,596                 --
  Additional paid-in capital                                     16,664,461           12,434,602
  Accumulated deficit                                           (17,178,927)         (20,274,686)
                                                               ------------         ------------
        Total stockholders' capital equity (deficiency)           1,448,460           (7,683,320)
                                                               ------------         ------------
                                                               $  5,034,684         $    178,718
                                                               ============         ============

                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Nine Months Ended     For the Three Months Ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                      2000          1999             2000         1999
                                                 ------------   ------------   ------------  ------------

Revenues:
  Rental income                                  $     76,690   $       --     $     57,518  $       --
  Sales                                               314,307           --           58,453          --
  Commissions and fees                              1,135,196          1,358        974,217          --
                                                 ------------   ------------   ------------  ------------
Total revenues                                      1,526,193          1,358      1,090,188          --
                                                 ------------   ------------   ------------  ------------

Expenses:
  Direct costs                                         77,187           --            6,733          --
  Selling                                             363,232         11,742        253,910        11,742
  General and administrative                        1,927,715        465,468        624,187       274,529
  Interest                                             70,376         15,120         37,598         9,657
                                                 ------------   ------------   ------------  ------------
Total expenses                                      2,438,510        492,330        922,428       295,928
                                                 ------------   ------------   ------------  ------------
Income (loss) from operations                        (912,317)      (490,972)       167,760      (295,928)
                                                 ------------   ------------   ------------  ------------

Other income (expenses):
  Financial costs                                    (389,071)          --             --            --
  Settlement fee from cancelled acquisition           100,000           --             --            --
  Writedown of investment                            (105,000)          --             --            --
                                                 ------------   ------------   ------------  ------------
Total other income (expenses)                        (394,071)          --             --            --
                                                 ------------   ------------   ------------  ------------
Income (loss) before extraordinary gain            (1,306,388)      (490,972)       167,760      (295,928)

Extraordinary gain - forgiveness of debt            4,402,147           --           30,168          --
                                                 ------------   ------------   ------------  ------------
Net income (loss)                                $  3,095,759   ($   490,972)  $    197,928  ($   295,928)
                                                 ============   ============   ============  ============

Basic earnings per common share:

  Income (loss) before extraordinary gain          (1,306,388)      (490,972)       167,760      (295,928)
  Less:  Preferred stock dividends                       --         (136,100)          --         (56,460)
                                                 ------------   ------------   ------------  ------------
  Income (loss) available for
    common shareholders                            (1,306,388)      (627,072)       167,760      (352,388)
  Extraordinary gain                                4,402,147           --           30,168          --
                                                 ------------   ------------   ------------  ------------

Net income (loss) available for
  common shareholders                            $  3,095,759   ($   627,072)  $    197,928  ($   352,388)
                                                 ============   ============   ============  ============
Weighted average shares - basic                    17,727,305      3,748,164     22,820,267     3,826,412
                                                 ============   ============   ============  ============

Earnings (loss) per share - basic:
  Loss per share from continuing
    operations before extraordinary gain                ($.07)         ($.17)          $.01         ($.09)
  Extraordinary gain                                      .25             --             --            --
                                                 ------------   ------------   ------------  ------------
  Net income (loss)                                      $.18          ($.17)          $.01         ($.09)
                                                 ============   ============   ============  ============
Weighted average shares - diluted                  19,300,941      3,748,164     24,626,245     3,826,412
                                                 ============   ============   ============  ============

Earnings (loss) per share - diluted:
  Loss per share from continuing
    operations before extraordinary gain                ($.07)         ($.17)          $.01         ($.09)
  Extraordinary gain                                      .23             --             --            --
                                                 ------------   ------------   ------------  ------------
  Net income (loss)                                      $.16          ($.17)          $.01         ($.09)
                                                 ============   ============   ============  ============



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                  ONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30 2000
                                   (Unaudited)


                                                Common Stock        Preferred Stock       Additional
                                            --------------------   -----------------       Paid-In        Accumulated
                                            Shares       Amount    Shares     Amount       Capital         Deficit          Total
                                            -------      -------   ------     -------      --------        --------         -----

Balance at January 1, 2000                15,676,451    $156,764      -        $   -     $12,434,602    ($20,274,686)   ($7,683,320)

Shares issued for payment of prior
  period liability on February 22, 2000       59,000         590      -            -          21,535              -          22,125

Shares issued for payment of prior
  period liability on March 10, 2000          53,864         539      -            -          19,660              -          20,199

Issuance of preferred stock for
  acquisition of Inventek, Inc.                  -            -        1       700,000       454,143              -       1,154,143

Issuance of preferred stock for
  acquisition of land and buildings              -            -        1     1,021,596       117,200              -       1,138,796

Shares issued for payment
  of prior period liabilities                170,000       1,700      -            -          18,175              -          19,875

Shares issued in conjunction with
  a private placement funding              1,778,143      17,781      -            -         871,690              -         889,471

Shares issued for employee compensation
  bonus, previously accrued                3,135,288      31,353      -            -       1,389,246              -       1,420,599

Shares issued for 40% investment
  in First Mortgage Securities, Inc.         400,000       4,000      -            -         221,000              -         225,000

Shares issued for payment of bank debt     2,400,000      24,000      -            -         876,000              -         900,000

Shares issued for exercise
  of common stock warrants                   100,000       1,000      -            -          19,000              -          20,000

Shares issued for acquisition of
  minority interest of Inventek, Inc.        300,000       3,000      -            -         194,640              -         197,640

Shares issued for payment of
  prior period liabilities                    48,269         483      -            -          17,618              -          18,101

Shares to be issued for settlement
  of legal services                           12,000         120      -            -           9,952              -          10,072

Net income for the nine months
  ended September 30, 2000                       -           -        -            -             -         3,095,759      3,095,759
                                          ----------    --------      -    ----------   -----------     ------------     ----------
Balance at September 30, 2000             24,133,015    $241,330      2    $1,721,596   $16,664,461     ($17,178,927)    $1,448,460
                                          ==========    ========      =    ==========   ===========     ============     ==========



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Nine
                                                                 Months Ended
                                                                 September 30,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------
Cash flows from operating activities:

  Net income (loss) from operations                        $ 3,095,759    ($  490,972)
                                                           -----------    -----------
  Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
    Forgiveness of debt                                     (4,402,147)          --
    Writedown of investment                                    105,000           --
    Depreciation and amortization                              175,397          4,620
    Financial costs                                            389,071           --
    Common stock issued for salaries and other expenses         53,552           --
    Interest accrued on related party loans                      9,276         15,120
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable                                      105,650           --
      State tax refund receivable                                 --           76,621
      Prepaid expenses and other current assets                 44,113         42,126
      Security deposits                                        (23,625)          --
      Accounts payable, accrued expenses
        and other current liabilities                          408,445         30,675
                                                           -----------    -----------
  Total adjustments                                         (3,135,268)       169,162
                                                           -----------    -----------

Net cash used in operating activities                          (39,509)      (321,810)
                                                           -----------    -----------

Cash flows from investing activities:

  Due from related parties                                    (153,539)          --
  Software development costs                                  (182,639)          --
  Expenditures for property and equipment                     (244,566)          --
                                                           -----------    -----------
Net cash used in investing activities                         (580,744)          --
                                                           -----------    -----------

Cash flows from financing activities:

  Proceeds from 15% demand convertible debentures                 --          245,420
  Mortgage payable                                             (19,964)          --
  Common stock issued for exercise of warrants                  20,000           --
  Due to officer                                               200,000        130,000
  Due to affiliate                                              (2,000)          --
  Proceeds from private placement                              445,083           --
                                                           -----------    -----------
Net cash provided by financing activities                      643,119        375,420
                                                           -----------    -----------

Net increase in cash                                            22,866         53,610

Cash at beginning of period                                      7,574          2,371

Cash of subsidiary                                               2,466           --
                                                           -----------    -----------

Cash at end of period                                      $    32,906    $    55,981
                                                           ===========    ===========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                      For the Nine
                                                                      Months Ended
                                                                      September 30,
                                                                ----------------------
                                                                   2000         1999
                                                                -----------   --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Income taxes                                                $      --     $   --
                                                                ===========   ========

    Interest                                                    $    41,187   $   --
                                                                ===========   ========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Accrued dividends on preferred stock                          $      --     $136,100
                                                                ===========   ========

  Common stock issued and to be issued
    for salaries and other expenses                             $    53,552   $   --
                                                                ===========   ========

  Common stock issued for investment in subsidiaries            $   422,640   $   --
                                                                ===========   ========

  Preferred stock issued for acquisition of subsidiary          $ 1,154,143   $   --
                                                                ===========   ========

  Preferred stock issued for acqusition of land and buildings   $ 1,138,796   $   --
                                                                ===========   ========

  Common stock issued in satisfaction of liabilities            $ 2,370,938   $   --
                                                                ===========   ========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 3O, 2000
                                   (UNAUDITED)

NOTE  1-  BASIS OF PRESENTATION.

                     The accompanying interim unaudited consolidated financial statements include the accounts of CFI mortgage Inc. ("CFI"), Direct Mortgage Partners, Inc. ("DMP"), First United MortgageBanc, Inc. ("FUMB"), Inventek, Inc., doing business as Surfside Software Systems ("Surfside") and Monetech, Inc., all wholly owned subsidiaries of CFI. The financial statements also include the Company's 40% minority interest in First Mortgage Securities, Inc., of Clearwater Florida ("FMS") accounted for under the equity method. As discussed in Note 6, DMP was dissolved in June, 2000. CFI and its subsidiaries are hereafter collectively referred to as the "Company".

                     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine months and three months ended September 30, 2000 and 1999. The results of operations for the nine months and three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                     The December 31, 1999 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10- KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB.

NOTE 2 - ACQUISITIONS.

           (a) On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (Doing business as Surfside Software Systems of Clearwater, Fl.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. Surfside creates and markets proprietary software products. On August 4, 2000, the Company acquired the remaining 35% minority interest in Inventek, Inc. in exchange for 300,000 shares of the Company's common stock and 30,000 common stock purchase warrants at an exercise price of 120% of the average closing price or average closing asked price for the Company's common stock on the date of the grant. These warrants are exercisable for a period of two years.

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

                      The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of September 30, 2000, the Company has contributed $229,000 of the total due to be contributed.

                      The agreement calls for a potential adjustment to the purchase price, based on earnings of Surfside over the twenty-four month period following the closing of the transaction. Such adjustment would be in the form of additional convertible preferred stock up to an additional $4,000,000 at par vaue.

           (b) On June 13, 2000, the Company acquired two commercial office buildings from Flamingo Financial Services, Inc. The buildings have been appraised at a value of $2,550,000 and the Company assumed the related collateral mortgages, which amounted to $1,528,404. In exchange, the Company gave the sellers one share of its convertible preferred stock with a par value of $1,021,596 and warrants to purchase 750,000 shares of its common stock. CFI then contributed the two buildings along with the underlying mortgage to a newly formed company, First United MortgageBanc, Inc. ("FUMB"), a wholly owned subsidiary. The agreement also provides for a potential adjustment to the purchase price, based on the net profit of FUMB over the eighteen month period following the closing of the transaction. This adjustment will be satisfied by the issuance of a 2nd share of CFI's preferred stock

                      The preferred stock is convertible into shares of the Company's common stock based on the average asking price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividends rights, but permit the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis, as if the shares had been converted. The warrants consist of three issuances, each for a total of 250,000 shares of the Company's common stock. The first 250,000 are exercisable at a price of $.15 per share, the next 250,000 shares are exercisable at a price of $.35 per share and the last 250,000 are exercisable at a price of $.50 per share. The warrants are exercisable for a period of five years from the date of issuance.

           (c) On May 4, 2000, the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater Florida, in exchange for 400,000 shares of its common stock and common stock purchase warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share. The acquisition has been accounted for under the equity method of accounting.

                      The Company attributed a value of $225,000 to the common stock and common stock purchase warrants exchanged for the interest in FMS. The Company has written down its investment by $105,000 at September 30, 2000, based on the most recently available financial information for FMS.

           (d) On April 28, 2000, the Company formed a wholly-owned subsidiary Monetech, Inc. for the purpose of acquiring the net assets of RJ Systems, Inc., a software development company. On May 11, 2000, the Company executed a letter of intent to acquire RJ Systems, Inc., and is in the process of performing its due diligence.

NOTE  3 -  GOING CONCERN.

                      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described more fully in the Company's Form 10-K for the year ended December 31, 1999, the Company has completed a voluntary plan of reorgani-zation. The Company may continue to need to raise additional capital to fund operations until such time as operating cash flows are sufficient to sustain the operations of the Company. There are no assurances that the Company can raise capital to sustain operations until cash flows from operations are sustainable. Should the Company be unable to obtain such capitalization, management might be forced to cease operations and liquidate the Company. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

                      Depreciation expense attributable to property and equipment and charged to operations was $44,351 and $4,620 for the nine months ended September 30, 2000 and 1999, respectively and $28,230 and $1,540 for the three months ended September 30, 2000 and 1999, respectively.

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

                      Amortization of capitalized software development costs amounted to $46,519 and $-0- for the nine months ended September 30, 2000 and 1999, respectively, and $17,410 and $-0- for the three months ended September 30, 2000 and 1999, respectively.

           (e)        Goodwill:

                      In conjunction with the Company's acquisition of a 100% interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,347,880 The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in the acquisition of the buildings over a period of 15 years. Amortization expense charged to operations amounted to $84,527 and $-0- for the nine months ended September 30, 2000 and 1999, respectively, and $30,906 and $-0- for the three months ended September 30, 2000 and 1999, respectively.

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

           (g)        Earnings (Loss) Per Common Share:

                      Earnings (loss) per common share is based on the weighted average number of common shares outstanding. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings
           (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss, less any accretion for preferred stock discounts and dividends, which totaled $-0- in 2000 and $136,100 and $56,460 for the nine and three months ended September 30, 1999, respectively, by the weighted average number of shares outstanding for the period. Diluted earnings per share in 2000 reflect the potential dilution to common shareholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting net income available to holders of the common stock.

           (g)        Earnings (Loss) Per Common Share: (Continued)

                      Diluted loss per share in 1999 has not been presented in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive. Below is the calculation of basic and diluted earnings per share for each of the periods presented in the financial statements:

                                          For the Nine                For the Three
                                          Months Ended                 Months Ended
                                          September 30,               September 30,
                                    ----------------------        -------------------
                                      2000         1999            2000          1999
                                  -----------   -----------    -----------   -----------
Net income (loss) available
  to common stockholders          $ 3,095,759   $   627,072    $   197,928   $   352,388
                                  ===========   ===========    ===========   ===========

Weighted average shares
  outstanding - basic              17,727,305     3,748,164     22,820,267     3,826,412

Warrants                            1,573,636          --        1,805,978          --
                                  -----------   -----------    -----------   -----------

Weighted average shares
  outstanding - diluted           $19,300,941   $ 3,748,164    $24,626,245   $ 3,826,412
                                  ===========   ===========    ===========   ===========

Income (loss) per common share:

  Basic                                  $.18         ($.17)          $.01         ($.09)
                                  ===========   ===========    ===========   ===========

  Diluted                                $.16         ($.17)          $.01         ($.09)
                                  ===========   ===========    ===========   ===========


NOTE  5 -  RELATED PARTY TRANSACTIONS.

                      For the nine months ended September 30, 2000, all rental and substantially all commission and fee income was derived from a company owned by a preferred stockholder of the Company. At September 30, 2000, $38,345 was due from this related company for rent and $115,194 for advances which is included in due from related parties. On September 1, 2000 this related company filed a petition for bankruptcy under Chapter XI. Subsequent to September 30, 2000, $50,000 has been collected and it is the intention of the related company management to pay the balance within a year.

                      In addition, the Company has made advances to three individuals, one of whom is a former officer of the Company. The balance amounted to $90,726 at each of September 30, 2000 and December 31, 1999. The advances are due on demand and there has been no interest charged on the outstanding balances.

                      The Company has a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $147,011 and $139,735, at September 30, 2000 and December 31, 1999, respectively.

                      As an inducement to make the loan, the affiliate was previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105% of the closing bid price on the date of the grant.

NOTE  6 -  DISSOLUTION OF SUBSIDIARY AND CANCELLATION OF DEBT.

                      On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State.

                      As a result of the assignment and subsequent dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 for the nine months then ended September 30, 2000.

NOTE  7 -  DUE TO OFFICER.

                      During the period ended September 30, 2000, the Company received advances from an officer totaling $200,000. The loans are payable on demand and bear an interest rate of 9% per annum.

NOTE  8 -  MORTGAGE PAYABLE.

                      The mortgage is payable in monthly installments of $15,168 including interest at 7.75% with a final payment due on January 5, 2014. The buildings collateralize the mortgage, and in addition the sellers remain primarily liable. At September 30, 2000, the mortgage balance consisted of the following:

                           Current portion                     $  68,938
                           Long-term portion                    1,439,503
                                                                ---------
                                                               $1,508,441
                                                               ==========


                      Annual maturities for the next five years are as follows:


                           Years Ending
                           September 30,
                           -------------

                               2001                            $ 68,938
                               2002                              73,007
                               2003                              78,871
                               2004                              85,205
                               2005                              92,048


                      Interest expense charged to operations for the period ending September 30, 2000 amounted to $41,187.

NOTE  9 -  DUE TO BANKS AND SUNDRY CREDITORS.

                      As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan of Reorganization included claims from two financial institutions in the amount of $4,000,000, as well as certain non-priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the nine months ended September 30, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims from the two financials institutions which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 68,415 shares of its common stock in satisfaction of $68,415 of liabilities.

NOTE  10 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                      Accrued expenses and other current liabilities are comprised of the following:


                                                September 30,  December 31,
                                                     2000          1999
                                                -------------  ------------

           Professional fees                     $  106,044    $  241,300
           Accrued compensation of employees         14,913       127,000
           Accrued compensation of officers       1,217,414     2,002,731
           General and administrative expenses      192,180        30,392
           Payroll taxes                            141,742          --
                                                 ----------    ----------

                                                 $1,672,293    $2,401,423
                                                 ==========    ==========


                      Included in accrued compensation of officers are $990,433 and $1,775,750 at September 30, 2000 and December 31, 1999, respectively, which represent the compensatory element of stock bonuses to be issued pursuant to employment agreements entered into subsequent to the effective date of the Plan. The accrued compensation to officers also includes $119,000 due to officers of the Company as part of the administrative expenses approved by the court under the plan.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES.

           (a)        Leases:

                      In January 2000, the Company's subsidiary, Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

                         Years Ending
                         September 30,

                             2001                          $148,011
                             2002                           155,325
                             2003                           163,071
                             2004                           171,192
                             2005                            43,311
                                                            -------
                                                           $680,910
                                                           ========

                      Rent expense amounted to $88,779 and $11,340 for the nine ended September 30, 2000 and 1999, respectively and $38,551 and $5,670 for the three months ended September 30, 2000 and 1999, respectively.

           (b)        Employment Contracts:

                      In August 1999, the Company entered into employment contracts with four officers. The contracts are for a period of three years and are described in greater detail in the notes to the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

                             Included in the results of operations is $635,282
                 and $-0- for the nine months ended September 30, 2000 and 1999, respectively, for unpaid compensation due the officers under the terms of these contracts.

                      In July 2000, the Company entered into an employment contract with an individual to become the Company's Chief Financial Officer. The contract is for a period of three years and provides for a base salary of $120,000 per annum for the first year. Salary increases and cash bonuses, if any, shall be determined by The Board of Directors.

                      In addition, the Company will offer the individual a stock bonus plan, whereby a number of shares of its common stock equal to 2.5% of the total shares issued and outstanding as of the date of the agreement shall be reserved by the Company, to be issued to the employee over a two year vesting period.

NOTE 12 -  INCOME TAXES.

                      The Company and its wholly owned subsidiaries file a consolidated federal income tax return. As of December 31, 1999, the Company and its subsidiaries have a net operating loss carryforward of approximately $19,500,000 available to reduce future taxable income through the year 2019. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of 50%, which resulted from the Company's reorganization and recapitalization under the Plan. The Company has fully reserved its deferred tax asset due to the uncertainity about its ability to utilize it in future periods.

NOTE 13 -  STOCKHOLDERS' EQUITY.

           (a)        Preferred Stock:

                      During the period ended September 30, 2000 the Company issued two shares of its convertible preferred stock in conjuction with two acquisitions during the period. In acquiring a 65% interest in Surfside, the Company issued one share of its preferred stock with a par value of $700,000. In connection with the acquisition of land and buildings, the Company issued one share of its preferred stock with a par value of $1,021,596.

NOTE 13 -        STOCKHOLDERS' EQUITY.  (Continued)

           (b)        Common Stock:

                      In conjunction with employee contracts that are in place with four key executives, 3,135,288 shares of common stock were issued pursuant to a stock bonus plan in effect. These shares were issued to satisfy a liability that was charged to operations at December 31, 1999.

                      In April 2000 the Company entered into a private placement agreement with Ronco Funding, Inc. whereby the Company issued 1,787,143 shares of its common stock for $889,471.

                      In connection with the acquisition of a 40% interest in First Mortgage Securities, Inc. the Company issued 400,000 shares of its common stock.

                      In April 2000 a holder of common stock purchase warrants exercised the warrants for $20,000 and received 100,000 shares of the Company's common stock.

                      Pursuant to the plan of bankruptcy the Company issued a total of 2,618,269 shares of its common stock in satisfaction of the corresponding pre-petition liabilities.

                      In August 2000, the Company issued 300,000 shares of its common stock to acquire the remaining 35% minority interest in Inventek, Inc.

                      In conjunction with a settlement with the Company's former General Counsel, the Company issued 12,000 shares of its common stock.

           (c)        Warrants:

                      In connection with the acquisition of Surfside as discussed above, the Company issued 1,000,000 common stock purchase warrants, exercisable for a five-year period expiring on January 14, 2005. The warrants have an exercise price of $.15.

                      In conjunction with the acquisition of aforementioned land and buildings, the Company issued 750,000 common stock purchase warrants, exercisable in blocks of 250,000 each with exercise prices ranging from $.15 to $.50 respectively. The warrants expire on June 13, 2005.

                      In conjunction with the acquisition of a 40% interest in First Mortgage Securities, Inc. as discussed above, the Company issued 400,000 common stock purchases warrants exercisable for a two-year period expiring on April 7, 2002. The warrants have an exercise price of $.67.

                      In April 2000 in conjunction with a private placement discussed above the Company issued 1,787,143 common stock purchase warrants exercisable for a two-year period expiring on April 11, 2002. The warrants have an exercise price of $1.67.

                      In connection with the acquisition of the remaining 35% interest in Inventek, the Company issued 30,000 common stock purchase warrants exercisable for a two-year period. The warrants have an exercise price of 120% of the average closing price at the date of the grant.

                      In conjunction with the settlement with the Company's General Counsel, the Company issued 52,500 common stock purchase warrants exercisable for a three-year period. The recipient has agreed to hold one-half of the warrants until December 31, 2000 and the balance of warrants until August 1, 2001. The warrants have an exercise price of $.39.

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

GENERAL BUSINESS

CFI Mortgage Inc. (the "Company") headquartered in Clearwater, Florida is a broad, technology-based consumer finance and business software company serving the national and international markets. CFI's goal is to become a diversified e-commerce financial services company with a 50-state lending capability. The company's strategy is to introduce a solution into the financial services marketplace, offering it as the most efficient and flexible web-enabled mortgage solution that supports all borrowing channels, consumer direct, retail and wholesale.

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

On June 13, 2000 the Company acquired two commercial office buildings from Flamingo Financial Services, Inc., in exchange for one share of its convertible preferred stock and stock purchase warrants exercisable for the purchase of 750,000 shares of its common stock. The buildings have been appraised at a value of $2,550,000 with the underlying mortgage on the properties having an outstanding balance of $1,528,404. The Company treated the difference between the appraised value of the assets acquired and the liabilities assumed as the value of the preferred stock. The transaction resulted in goodwill in the amount of $117,200. This goodwill which is directly attributable to the purchase of the buildings, has been transferred along with the assets to the Company's wholly owned subsidiary "FUMB" for the purposes of securing credit facilities, licensing and investor approvals.

The preferred stock is convertible into shares of the Company's common stock based on the average ask price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for the initial 250,000 shares, $.35 for the next 250,000 shares and $.50 for the next 250,000 shares, for a period ending five years after the issue date. The agreement calls for a potential adjustment to the purchase price, based on earnings from "FUMB" over the eighteen-month period following the closing of the transaction. This adjustment will be satisfied by an issuance of a second share of the Company's preferred stock.

On May 4, 2000 the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater, Florida in exchange for 400,000 shares of its common stock and common stock warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share. First Mortgage Securities, Inc., is a mortgage lender operating primarily in the niche mobile home financing market. The Company intends to pursue a strategic relationship with First Mortgage Securities, Inc., to market its niche programs nationwide.

In September 2000, First United MortgageBanc, Inc. negotiated a $15,000,000 revolving warehouse line of credit with First Collaterial Services, Inc. This line bears interest at prime plus one, and is collateralized by mortgage loan receivables. First Collaterial Services, Inc. has agreed to increase the warehouse line by $5,000,000 per quarter, providing First United MortgageBanc, Inc. continues to generate a positive net income, and does not exceed a leverage ratio of 35:1. This warehouse line will allow First United MortgageBanc, Inc. to continue to expand its existing operations, and produce significant revenue growth and profitability in the next quarter and beyond.

Software

On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (doing business as Surfside Software Systems of Clearwater, FL.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. On August 4, 2000 the Company acquired the remaining 35% interest in Inventek, Inc. that it did not own, in exchange for 300,000 shares of the Company's common stock and 30,000 common stock purchase warrants at 120% of the Company's closing price on the day of closing. The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of September 30, 2000, the Company has contributed $229,000 of the total to be contributed.

The Company, through its now wholly owned subsidiary Surfside Software Systems is in the business of providing PC-based, DOS and WINDOWS solutions, under the name TranWare(TM) to the taxi, courier, para-transit, shuttle and limousine industries. TranWare consists of the following products: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. It interfaces with a number of different wireless technologies as well as stand-alone financial products. Surfside provides the base products, customization, product support and product training.

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

The third quarter reflected a turning point for Surfside Software Systems in that it marks the final stage of development of the core Windows(R) technology based TranWare applications. The first of these products, which was released to the market on July 25, 2000, was TranWare WinLimo(TM). WinLimo is a completely new ground transportation management software system that provides for order entry & scheduling, dispatching, billing, information tracking, accounting & reporting functions. The design includes a sophisticated relational database structure that will be the basis for future transportation systems such as those for the taxi, courier, para-transit (non-emergency medical), trucking and service industries.

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

It is anticipated that in the fourth-quarter the Company, through its wholly owned subsidiary, Monetech, Inc. will finalize its acquisition of RJ Systems, Inc., the creators of OrganizeIt!, PublishIt! and the Genesis technology tools for rapid application development. The acquisition includes all of the proprietary products of RJ Systems Inc.

On September 27, 2000, Surfside executives commenced discussions with Tom Crowley of North American Mobile Systems, Inc., located in the New York City area, the opportunities for a joint venture between North American Mobile and Surfside to purchase an advanced order processing, dispatch and billing system that addresses the needs of large-scale premium transportation service fleets in large metropolitan areas. North American Mobile services the voice and data radio communications infrastructure over half the fleets in the New York area. Four fleets in NYC have already discussed their desire to purchase such a system with the proposed new venture. These systems are completely client-server based and installation revenue will range from $100,000 to $150,000 each. An additional opportunity exists for the ongoing processing of transportation vouchers for the fleets on behalf of their corporate accounts. This processing service provides for ongoing service revenue beyond the initial software sale.

A training center has been constructed at the Corporate Office that includes high-end computer workstations, a high-resolution projection system and multimedia capabilities. This center will be used to train installation & training personnel, sales representatives and existing clients who desire advanced product training.

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

The Company's subsidiary, Direct Mortgage Partners, Inc. (DMP) was not a party to the Petition for Relief under Chapter 11. Only debts that were guaranteed by CFI and two other creditors shall be satisfied by issuance of common stock for each dollar of debt in the reorganized CFI. On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29,

2000, articles of dissolution were filed with the Delaware Secretary of State. As a result of the assignment and subsequent dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 as of September 30, 2000.

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

As described more fully in the notes to the audited financial statements included in the Company's Form 10- KSB for the period ended December 31, 1999, the Plan of Reorganization included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the nine months ended September 30, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims, from the two financials institutions that resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 68,415 shares of its common stock in satisfaction of $68,415 of liabilities.

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

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

With the loss of the Company's credit facilities, the Company was unable to fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such, the Company did not have any operating subsidiaries during the quarter ended September 30, 1999 and subsequently did not record any revenues. As such, the following comparisons reflect the consolidated operations of Surfside Software Systems and three months of operations of First United MortgageBanc, Inc., for the current quarter and no operating subsidiaries for the quarter ended September 30, 1999.

REVENUES

For the three months ended September 30, 2000 the Company had total revenues from operations of $1,090,188 compared to $0.00 for the three months ended September 30, 1999. The revenues produced in the current quarter are attributable to the first full quarter of operations for First United MortgageBanc, Inc., and the continual development and marketing of Surfside Software's core Windows technology based TranWare applications. The first of these products, which was released to the market on July 25, 2000, was TranWare WinLimo which was received with much excitement. The continued release of these products is expected to positively impact revenues in future quarters. First United MortgageBanc, Inc. showed significant revenue and profitability in its first full quarter of operations, and management anticipates a significant contribution to revenue growth in the next quarter and thereafter.

EXPENSES

The Company recorded total operating expenses of $922,428 for the three months ended September 30, 2000 compared to total operating expenses of $295,928 for the three months ended September 30, 1999. Selling expenses increased by $242,168 to $253,910 for the three months ended September 30, 2000 compared to $11,742 for the three months ended September 30, 1999. General and administrative expenses increased $349,658 to $624,187 for the quarter ended September 30, 2000 compared to $274,529 in the quarter ended September 30, 1999. Included in this amount are salaries, which increased to $134,579 for the quarter ended September 30, 2000, due to additional staffing of all the companies. Amortization and depreciation expense increased by $75,006 to $76,546 in the current quarter ended September 30, 2000, compared to $1,540 for the quarter ended September 30, 1999. Professional fees increased by $140,427 for the quarter ended September 30, 2000 primarily due to accounting fees, and legal fees related to finalizing the bankruptcy.

NET INCOME (LOSS)

This quarter represents the emergence of the Company from unprofitability to profitability. For the quarter ended September 30, 2000 the Company generated income from operations of $167,760, compared to a loss from operations of $295,928 in the quarter ended September 30, 1999. This marks the first quarter in two and one-half years in which the Company has shown a net profit from operations. The turnaround of the Company, which began in January 2000, is attributable to strong revenue growth generated by First United MortgageBanc, Inc., and the continual development and marketing of Surfside Software Systems core Windows technology based TranWare.

The net income available to common stockholders for the quarter ended September 30, 2000 is $197,928, which included an extraordinary gain of $30,168, compared to a net loss of $352,388, which included a preferred stock dividend of $56,460 for the quarter ended September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

With the loss of the Company's credit facilities the Company was unable fund loans after November 30, 1998, and subsequently discontinued its mortgage-banking operations. On March 10, 1999, CFI Mortgage Inc. ("CFI") commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. As such the Company did not have any operating subsidiaries during the nine months ended September 30, 1999 and subsequently did not record any revenues. As such, the following comparisons reflect the consolidated operations of Surfside Software Systems and First United MortgageBanc, Inc., for the current period, and no operating subsidiaries for the nine months ended September 30, 1999.

REVENUES

For the nine months ended September 30, 2000 the Company had total revenues from operations of $1,526,193 compared to $1,358 for the nine months ended September 30, 1999. The increase in revenues is attributable to the first full quarter of operations for First United MortgageBanc, Inc., and the continual development and marketing of Surfside Software Systems core Windows technology based TranWare applications, including TranWare WinLimo. The release of the remainder of the TranWare products is expected to follow the trend of TranWare WinLimo, and produce significantly increased revenues in future quarters. First United MortgageBanc, Inc. showed significant revenue and profitability in its first full quarter of operations, and management anticipates a significant contribution to revenue growth in future quarters.

EXPENSES

The Company recorded total operating expenses of $2,438,510 for the nine months ended September 30, 2000 compared to total expenses of $492,330 for the nine months ended September 30, 1999. The largest component increase was in general and administrative expenses, which increased $1,462,240 to $1,927,715 for the nine months ended September 30, 2000 compared to $465,468 in the nine-month period, ended September 30, 1999. Included in this amount is accrued compensation to officers of $635,282 for the nine months ended September 30, 2000, which represent the compensatory element of stock and cash bonuses pursuant to employment agreements entered into subsequent to the effective date of the Plan, compared to $0.00 for the nine month period ended September 30, 1999. Also, amortization and depreciation expense increased to $175,397 for the nine-month period ended September 30, 2000 compared to $4,620 for the nine months ended September 30, 1999.

NET INCOME (LOSS)

The Company generated a loss from operations of $912,317 in the nine-month period ended September 30, 2000 as compared to a loss from operations of $490,972 in the nine-month period ended September 30, 1999. Included in this amount is accrued compensation of officers of $635,282 which represent the compensatory element of stock and cash bonuses pursuant to employment agreements entered into subsequent to the effective date of the Plan, and amortization and depreciation expense of $175,397. Without the compensatory stock and cash bonuses, amortization and depreciation, loss from operations was $101,683, which is primarily due to the loss from operations attributable to the prior quarters.

The net income available to common stockholders for the nine months ended September 30, 2000 is $3,095,759, which includes an extraordinary gain of $4,402,147, compared to a net loss of $627,072 after preferred stock dividends of $136,100 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been dependent on stock sales or third party borrowings to sustain its operations. On April 11, 2000 the Company sold its securities through a private placement to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.67 per share. The Company has relied upon
Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

GROWTH

The growth in the size and complexity of the Company and the expansion of its product lines and its customer base have and are expected to continue to place a significant strain on all aspects of the Company's business. The Company will be required to upgrade or implement operational and financial systems, procedures and controls. The future success will depend on its ability to expand its support and infrastructure commensurate with its expanding base of products and on its ability to attract, hire and retain skilled employees.

KEY EMPLOYEES AND SOFTWARE ENGINEERS

The Company believes that its future success will depend to a significant extent upon the contributions of executive officers and key sales, engineering, marketing and technical personnel. The Company does not have "key person" life insurance on any of its employees. Competition for highly skilled personnel, particularly qualified development engineers and systems implementation experts are intense. The Company has, at times, experienced difficulty in locating personnel with requisite levels of expertise and experience

SALES AND IMPLEMENTATION CYCLES

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

COMPETITION

The market for the Company's products is intensely competitive and ever changing. A number of companies offer competitive products addressing some of the Company's target markets. A number of prospective and existing customers of the Company have the capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. Some of the Company's competitors have significantly greater financial, technical and sales resources than the Company.

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

The Company's success and ability to compete are dependent in part upon its technology. The Company relies primarily on a combination of copyright, trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its rights, other parties may attempt to reverse engineer, copy or engage in unauthorized use of the Company's proprietary information. Technology or proprietary information incorporated in the Company's products can be licensed from third parties, generally on a non-exclusive basis. The failure of the third-party licensors to maintain or update their products could result in delays in the' Company's ability to ship certain of its products. While it may be necessary in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so.

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

During the Chapter 11 Bankruptcy Proceeding in 1999, certain non-management employees were issued 750,000 warrants for the purchase of one share of common stock of CFI at $.39 per share. The price represented 125 percent of the bid price of CFI stock on the effective date of the bankruptcy plan, August 2, 1999.

During the third quarter of 1999, after the bankruptcy confirmation, CFI was short of cash for operational expenses, and accordingly, entered into two loans. One loan was from Footbridge LTD Trust in the amount of $100,000 on a balloon note at 10% interest, which has been repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase one share of common stock of CFI at $.20 per share, which represented 110% of the bid price of

CFI stock on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with 10,000 warrants to purchase one share of CFI common stock at $.20 per share.

Additional financing was provided by an affiliate by providing a line-of-credit of up to $150,000 with interest charged @ 9% per annum. As an inducement to make this loan, a shareholder of the affiliate was granted 150,000 warrants for the purchase of one share of CFI common stock at $.25 per share, which represented 105% of the bid price as of the date of the loan. This loan has not yet been repaid by CFI.

After the confirmation of the bankruptcy but before the end of the year, the Company sold through a private placement of securities to one individual. He invested $300,000 and received 2,000,000 shares of common stock of CFI, plus 150,000 warrants to purchase one share of CFI common stock at $.25 per share, which represents the 125% of the bid price on the date of the investment, November 8, 1999. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

As described more fully in the notes to the audited financial statements included in the Company's Form 10-KSB for the period ended December 31, 1999, certain liabilities which were attributable to the Company's wholly owned subsidiary, DMP, were not subject to compromise under the Company's confirmed plan of reorganization. On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP"), a wholly owned subsidiary of the Company, made an assignment for the benefit of creditors for the purpose of liquidating DMP. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State. As a result of the assignment and subsequent dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 as of September 30, 2000.

As described more fully in the notes to the audited financial statements included in the Company's Form 10-KSB for the period ended December 31, 1999, the Plan of Reorganization included claims from two financial institutions in the amount of $4,000,000, as well as certain non- priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. As of September 30, 2000, the Company has issued 2,400,000 shares of its common stock in satisfaction of the claims from the two financials institutions, which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 68,415 shares of its common stock in satisfaction of $68,415 of liabilities. Pursuant to the plan of bankruptcy, the Company issued a total of 2,570,000 shares of its common stock in satisfaction of the corresponding pre-petition liabilities.

On April 11, 2000 the Company sold through a private placement of its securities to Ronco II. Ronco II invested $500,400 and received 1,787,143 shares of common stock of CFI, plus 1,787,143 warrants to purchase one share of CFI common stock at $1.67 per share. The Company has relied upon Section 4(2) for an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth the range of high and low closing prices per share of the Common stock during the period since December 31, 1998.

1999                                  High         Low

First Quarter                      $   0.34      $  0.07
Second Quarter                     $   0.34      $  0.06
Third Quarter                      $   0.42      $  0.17
Fourth Quarter                     $   0.68      $  0.18

2000                                  High         Low

First Quarter                      $   1.60      $  0.312
Second Quarter                     $   1.65      $  0.343
Third Quarter                      $   0.563     $  0.344

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

                                     CFI MORTGAGE INC.
                                       (Registrant)



CFI MORTGAGE INC.
        (Registrant)
Date: November 14, 2000              /s/ Stephen E. Williams
                                     -----------------------
                                     Stephen E. Williams
                                    (President, CEO)

Date: November 14, 2000              /s/ Daniel M. Brown
                                     -------------------
                                     Daniel M. Brown
                                    (Chief Financial Officer)