Form 10KSB
period 2000-12-31
CFI MORTGAGE INC
filed 2001-04-16
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                                       Or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________
                         Commission file number: 0-22271

                                CFI MORTGAGE INC.
        (Exact Name of Small Business Issuer as specified in its charter)

              Delaware                                  65-0127741
   (State or Other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

            601 Cleveland Street, Suite 500
                  Clearwater, Florida
        (Address of principal executive office)                   (Zip Code)

   Registrant's telephone number, including area code         727-674-1010
                                                              ---------------
Securities registered pursuant
  to Section 12(b) of the Act::                               None
Securities registered pursuant
  to Section 12(g) of the Act:                   Common Stock, par value $.01
                                                 ---------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes X           No
                        ---             ---

As of December 31, 2000, the registrant has 26,331,151 shares of Common Stock outstanding and the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $6,172,000.

Registrant's revenues for the fiscal year ended December 31, 2000 was $2,561,922.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Transmittal Small Disclosure Format:  Yes         No  X
                                          ---        ---

Document Incorporated by Reference

Portion of the Company's definitive Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof, which the Company intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1: Description of Business.

Company overview

CFI Mortgage, Inc. (the "Company") is engaged in two lines of business: First, residential mortgage lending; and, second, development and licensing of proprietary computer software solutions, primarily for the ground transportation industry. Prior to January 2000, the Company was engaged entirely in a mortgage lending business. The Company completed reorganization under Chapter 11 of the Bankruptcy Code in August 1999, although the case has not been closed. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company is incorporated in Delaware. Its executive offices and operations are located in Clearwater, Florida. The Company conducts its operations through two wholly owned subsidiaries. First United MortgageBanc, Inc., a Florida corporation founded by the Company, conducts the Company's mortgage lending business. Inventek, Inc., a Florida corporation doing business as Surfside Software, conducts the Company's computer software business. The Company acquired Inventek, Inc. on January 14, 2000. The Company may be described as a holding company and businesses of the Company's subsidiaries are described in this annual report as the Company's businesses.

Mortgage operations

General. The Company underwrites home mortgage loans originated directly through its own marketing efforts and by independent, licensed mortgage brokers. The Company may also purchase home mortgage loans. Typically the Company sells or resells home mortgage loans, which it holds in its portfolio, on an individual or bulk basis to individual investors and to institutional investors. The Company underwrites and purchases conforming mortgage loans and non-conforming (sub prime) mortgage loans. Conforming mortgage loans meet the underwriting guidelines, and are insured by FNMA and FHLMC. FHA and VA loans are purchased by GNMA, and are federally insured. During the year ended December 31, 2000, approximately five percent of the mortgage loans underwritten and purchased by the Company were conforming loans. Non-conforming mortgage loans do not meet these agencies' underwriting guidelines due to credit impairment (limited or unfavorable credit history, including bankruptcy) of the borrower, higher loan-to-value ratio, debt-to-income ratio, unstable employment history, and self-employment. Non-conforming mortgage loans are priced to compensate for the additional credit risk. During the year ended December 31, 2000, approximately ninety-five percent of the mortgage loans underwritten and purchased by the Company were non-conforming loans. Approximately eighty percent of the loans originated directly and indirectly during the year ended December 31, 2000 were first mortgage loans and the balance were second mortgage loans. All second mortgage loans are non-conforming loans. The Company currently has mortgage banking licenses in thirty-two states, with approval pending in four additional states.

Funding. The Company has maintained one or more lines of credit from which it funds the origination and purchase of mortgage loans. Commercial lenders and others extend the lines of credit. The Company experienced a termination of a $15,000,000 revolving warehouse line of credit, at the time, its exclusive line with First Collateral Services, Inc. in the first quarter of 2001. The termination was in part, due to unauthorized misrepresentation on the credit application of the office held by the Company's former executive officer who signed the application. See, "Litigation". Generally, the Company's lines of credit are secured by the mortgages purchased with proceeds from the lines, as well as a personal guarantee of the Company's Chief Executive Officer.

In April, 2001 the Company entered into a joint venture with Tidalwave Holdings, Inc. which will provide the Company with $10,000,000 non-conforming (sub prime), and conforming revolving warehouse lines of credit. This joint venture will enable the Company to establish and operate a National Wholesale Mortgage Conduit that will purchase loans on a wholesale basis from our national network of approved banks, credit unions, finance companies and mortgage companies. The loans will be processed, underwritten and funded by FUMB for sale in Institutional Private Placement transactions which are exempt from securities registration under SEC Rule 144A. To finance its mortgage conduit operations, the Company has entered into a Financing Agreement with First American Mortgage Securities, Inc. (FAMS), the Investment Mortgage Banking Division of Tidalwave Holdings, Inc., a public company. Under the terms of the Agreement, FUMB will sell its mortgage assets on an interim basis to FAMS, while retaining the option to "Repurchase" the asset for delivery to FUMB's Institutional Investors. FAMS retains the "First Right of Refusal" to match investor bids and purchase the mortgage assets financed under the Agreement. Under the terms of its funding arrangement with FAMS, FUMB has the option of continuing to sell pools of loans in Institutional Private Placements or to participate in securitization transactions that will be managed by First American Mortgage Securities, Inc.

Under the terms of the Agreement with FAMS, FUMB is provided warehouse funding by FAMS at interest rates ranging from (New York) Prime to Prime plus 2%, and utilizing compensating balances on deposit at FAMS's participating warehouse banks, and receives 100% advances on loans funded. The company has executed a Letter of Intent that will allow the Company to participate in mortgage securitization issues with one of its Investment Mortgage Bankers that will allow the company to retain an interest in the servicing rights for loans securitized per that Agreement.

Marketing. The Company makes first and second home mortgage loans, primarily to owners of single-family residences who use the loan proceeds for such purposes as debt consolidation, home improvements and educational expenditures. The Company plans on marketing its mortgage loan products to homeowners by means of direct mail marketing techniques in the second quarter of 2001. The Company believes that its methods of retail and wholesale loan origination are effective, diversified strategies that enable it to penetrate the conforming and non-conforming mortgage loan markets through multiple channels.

Brokerage. The Company provides mortgage-banking facilities to licensed mortgage brokers, funding at closing the home mortgage loans, which they originate (wholesale mortgage lending). The Company seeks to develop and maintain continuing relationships with licensed mortgage brokers. For loans originated through licensed mortgage brokers, the application and necessary underwriting information is generally gathered by the broker and forwarded to the Company's underwriting department for approval before the loan is closed and funded. The Company believes that its wholesale lending operations will continue to constitute an important part of its business strategy and that its wholesale funding operations, when coupled with direct origination channels, should maximize the Company's potential growth and penetration of the nonconforming mortgage loan market.

Underwriting. The Company has implemented a comprehensive credit analysis system for its loan originations and purchases, which is designed to ensure that credit standards are maintained and consistent underwriting standards and procedures are followed. Creditworthiness is assessed through a variety of means, including calculating debt to income ratios, examining the applicant's employment status and income, and checking the applicant's employment and his payment history with respect to any first mortgage on the property. The Company uses several procedures to verify information obtained from an applicant. In order to verify an applicant's employment status and income, the Company obtains verification from the applicant's employer. The Company requires self-employed borrowers to provide a copy of their tax returns and business licenses. The Company requires an independent appraisal. Loans in excess of $350,000 require two independent appraisals. The Company requires title insurance, and real property insurance for fire and flood/earthquake, where applicable.

Mortgage loan sales. In general, the Company sells and resells its mortgage loans. The bulk of the Company's mortgage loan sales are whole loan cash sales of loans generally packaged in pools of $1.0 million to $5.0 million. Sale of mortgage loan pools is generally referred to as the "secondary mortgage market". The Company sells these loans on a non-recourse basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year

Servicing. The Company has not been a loan servicing company. It has not retained the servicing rights for loans, which it sells in the secondary mortgage market. The Company does service the loans it owns until sold in the secondary mortgage market. Servicing includes receiving mortgage payments from borrowers, depositing cash received and posting payments to accounts for principal and interest, collection activities on past due accounts, ensuring that insurance is in place and taxes and insurance are paid, providing customer service and processing foreclosures. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to purchase insurance and pay taxes upon the borrower's default, which, if paid by the Company, are charged back to the borrower. One aspect of the joint venture is that it will allow the Company to participate in mortgage securitization issues with one of its

Investment Mortgage Bankers that will allow the Company to retain an interest in the servicing rights for loans securitized per the Agreement.

Seasonality. The mortgage banking industry is subject to seasonal trends. These trends reflect the general pattern of re-sales of homes, which sales typically peak during the spring and summer seasons and reach a low point from January through March. The volume of refinancings often varies with changes in interest rates, increasing when rates drop and decreasing when they rise.

Competition. The mortgage banking industry is highly competitive. Competition is based on the type of loan, interest rates, and service. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations, credit unions and insurance companies, credit card issuers and consumer and commercial finance companies, depending upon the type of mortgage loan product offered. While the Company faces significant competition in connection with its mortgage loan products, it believes that it competes effectively in its markets by emphasizing the quality of its service and pricing the loans at competitive rates. The Company faces significant competition in connection with its mortgage loan products, principally from national companies that focus their efforts on making mortgage loans to non-prime borrowers. Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market. The Company attempts to maintain its competitiveness on the wholesale, non-conforming side of its business by maintaining and developing relationships with licensed mortgage brokers, and on the retail conforming side, by providing good customer service. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans originated and purchased by the Company, thereby possibly reducing the Company's revenues.

Regulation. The Company's operations are subject to local, state and federal regulation, including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act. In addition, the Company is subject to state laws and regulations, including licensing laws and regulations and usury laws, which limit the amount of interest and other charges lenders, can collect on loans. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), the Department of Veteran Affairs (the "VA") and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans which it originates under programs governed by the respective agencies. The Company is subject to other laws and regulations, which establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to the VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA and VA, audited financial statements, and each state regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA and VA to assure compliance with all applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

Environmental considerations. To date, the Company has not been required to perform any investigation or fund remediation activities with respect to, nor has it been subject to any environmental claims. There is no assurance, however, that the Company will not be subject to such claims or be required to perform investigation or fund remediation activities in the future. Although the Company primarily lends to owners of residential properties, there is a risk the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after foreclosure by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with environmental contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Software

General. The Company develops, supplies and services comprehensive enterprise management systems for fleet ground transportation. The Company's principal software products are PC-based, DOS and Windows solutions marketed under the name TranWare to the taxi, courier, para-transit (non-emergency medical), shuttle and limousine industries. TranWare consists of the following product modules: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. TranWare interfaces with a number of different wireless technologies (for communication between home base and vehicles on the road), as well as several general accounting software programs. The Company also customizes its software products to meet individual customer requirements, and provides training and support.

Software features. TranWare is a complete system, which allows transportation fleet operators to manage their entire operation with a seamless set of applications sharing a common interface and data structure. The Company's system is enhanced by AutoDisp, a program developed by the Company for mobile data communications that silently dispatches trip information and messages to mobile data terminals located in the fleet vehicles, alphanumeric pagers, test-capable cellular and PCS phones and RIM two-way pagers. TranWare includes TranTrac, a program that displays the location of the fleet vehicles on a screen located in the dispatch room using a global positioning system (GPS). This program not only serves as a management tool; but it can also save lives in the event of an emergency by pinpointing the exact location of an accident scene.

Software development. The Company conducts substantially all of its own software development, including design, layout, coding, testing and media production. TranWare is complex and sophisticated and could, from time to time, contain bugs and errors that could be difficult to detect and correct. The implementation of the Company's products may involve a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Bugs and errors could give rise to warranty claims or liability of the Company and cause delays in product introduction and require design modifications, which could result in loss of or the delay in marketing of the Company's products or loss of existing and potential customers and injury to its reputation and good will, notwithstanding its efforts to limit this exposure in its license agreements.

Delivery of a Windows based system. The Company has completed first phase development of a Windows based version of TranWare and is currently installing this product in the limousine marketplace. Throughout the remainder of 2001, other modules including taxi, paratransit and courier systems will be released on the Windows platform. The AutoDisp and TranTrac systems previously mentioned have always been Windows based. The offering of a Windows based system is a marked transition for the Company. The DOS version of TranWare has been in use throughout the US and Canada for over six years. Since introduction, the Company has gained substantial industry knowledge as a result of thousands of man-hours designing, installing and modifying the software while working with its clients. TranWare has been designed in the field with real world input. Even though Windows based operating systems and end user applications have been visible in the marketplace for a few years, vertical business market software systems such as TranWare are generally still operating on MS-DOS and Unix(R) based computers. Demonstration discs are generally mass-produced by outsourced media producers and individual CD-ROM's are created in house for clients. Demonstration copies and operating copies of TranWare are also made available on the Company's Web site on a client-by-client basis.

Training. The licensing of the Company's software generally requires the Company to educate prospective customers on the use and benefits of the Company's products. Company personnel often travel to customers to install and to configure the software and provide training to the customer's employees. On-site training is recommended, but is not always required, depending on the technical capabilities of the client's staff. On-site assistance, if required is billed on a per day basis, plus expenses in addition to the software licensing fees.

Service and support. Substantially all of the TranWare customers subscribe to Company's service and support programs, which provide ongoing technical services and, where applicable, product fixes and updates. The Company requires a support contract with a one-year minimum with new sales. All customers are also required to have remote connection available for support and upgrade functions. These connections can be Internet or modem based. The Company provides documentation and help assistance by toll-free telephone, Internet, fax and email. Customer service representatives are available during normal business hours, Eastern Time, and on an emergency basis at other times by paging.

Internet portal. The Company is designing an Internet portal to handle corporate transportation reservations and distribute these reservations electronically to users of TranWare. The Company intends to include an automated invoicing feature that will automatically bill the corporate user on behalf of the transportation provider. The Company is currently submitting proposal requests from large-scale web developers to program and maintain this web-based portal.

Marketing. The Company markets TranWare in the United States and Canada. In March of 2001, the Company hired a marketing company to assist the Company in development of new marketing materials. The Company plans to use these new materials to aggressively market the entire TranWare suite of products. The Company attends five trade shows throughout the year covering the various markets for its products and is an associate member of the major trade associations, including the Taxi, Limousine & Paratransit Association and the National Limousine Association.

Market changes. The market for the Company's software products and services is characterized by technological advances and evolving standards. In addition, changes in the transportation requirements and new product introductions by others could render the Company's existing products obsolete. The Company's future success depends upon its ability to enhance current products in a timely fashion and to develop and introduce new products that keep pace with technological developments and changes in the transportation industry. Further, the Company's future success depends on the willingness of ground fleet transportation companies to adopt new technologies.

Sales and implementation cycles. A new customer's purchase of TranWare involves a significant commitment from management and personnel. In some cases, the customer may experience an interruption in workflow during the installation process. Such delays are not uncommon, however, when a business changes its operating systems. The decision to implement TranWare is generally made at the executive level. The period between initial indications of interest by a customer and the ultimate sale and implementation of TranWare can be lengthy (often ranging from three months to six months) and is subject to a number of significant delays over which the Company has little or no control.

Competition. TranWare is not the only computer software solution of its type now available to the ground transportation industry. The market for the Company's products is intensely competitive and ever changing. A number of companies offer competitive products addressing some of the Company's target markets, including Trapeze Software in the paratransit market, Digital Dispatch Systems in the mobile data dispatch market and Aleph Computer Systems in the limousine and "black car" market. In contrast to the products of these competitors, which address only one industry segment, or are even limited to a single need within such segment, the Company's TranWare product modules address the needs of all industry segments and all operational aspects of these segments. The Company's competitors, while larger than the Company at the present time, do not have significantly greater financial, technical and sales resources than the Company.

Proprietary Rights and Licenses. The Company's success and ability to compete are substantially dependent upon protection of its proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary technology. Despite the Company's efforts to protect its rights, other parties may attempt to reverse engineer, copy or engage in unauthorized use of the Company's proprietary information. The Company limits its use of third-party technology to readily available public components, such as fax and credit card drivers. The Company distributes TranWare under signed license agreements. Policing unauthorized use of products is difficult, but the potential users of TranWare are generally identifiable and it may be possible to detect unauthorized use within the industry. At present, the Company does not believe unauthorized use is a significant problem, if it exists at all.

Personnel

The Company employs a total of forty-four personnel, including four executive officers and forty non-management personnel. Thirty personnel are employed in the mortgage lending operation and six are employed in the computer software operations. Executive officers and support personnel account for the remaining eight persons.

ITEM 2: Description of Properties.

The Company owns two rental office buildings in Evansville, Indiana, which include a total of 20,228 square feet of office space. These properties are held for investment and the equity value is used to satisfy the Company's regulatory requirements as a licensed mortgage banker and to secure lines of credit. The Company leases approximately 12,500 square feet of general office space in Clearwater, Florida for corporate offices and operations. The lease expires December 31, 2004.

ITEM 3: Legal Proceedings.

In the ordinary course of its business, the Company forecloses on real estate securing mortgage loans in default and may be involved in other legal proceedings as a plaintiff or a defendant, none of which the Company believes will be material.

As a result of the reorganization in Chapter 11, the Company is no longer threatened with any litigation, claims and assessments, which may have existed prior to filing of the petition.

A former executive officer, and two of his relatives who were formerly employed by the Company have filed suit against the Company for unpaid wages and other matters. The Company terminated this person for cause and believes it has no liability under the employment agreement. This individual has filed a lawsuit against the Company seeking back wages. The Company is vigorously defending this action and expects to prevail, and in addition, the Company is currently negotiating a settlement of this matter. Two other former executive officers were also terminated for cause. The Company is negotiating with these persons to settle any claims they may have under their employment agreements and is optimistic in reaching a settlement.

All three former executive officers mentioned in the preceding paragraph had employment agreements, which included a stock bonus provision, entitling them to maintain a specified percentage of the Company's common stock as determined at the end of each fiscal year. The Company believes this bonus provision was illegal, based on the advice of counsel, and intends to vigorously defend against any attempt to enforce it.

A fourth executive officer was terminated for cause on February 2, 2001. This person holds one share of the Company's Class 4 convertible preferred stock and one share of the Company's Class 5 convertible preferred stock. The original par value was equal to the value of the commercial real estate in Evansville, Indiana acquired by the Company, less mortgages, liens and encumbrances, which are now in dispute. The par value of the Class 5 preferred stock is to be equal to two and one half times the "net profits" from the Company's mortgage lending operation for the eighteen-month period beginning July 2000. This person had been expected to manage the mortgage lending operation and contribute substantially to its success. Because that person will no longer be contributing to the success of the mortgage lending operation due to his termination, the Company intends to modify the par value of the Class 5 preferred stock. Furthermore, the Company intends to reduce the par value of its Class 4 preferred stock held by this person by an amount equal to undisclosed liens on the commercial real estate, which the Company acquired from this person. This person may seek to enforce the Company's full obligations under the Class 4 and 5 preferred stock. The Company is presently seeking criminal prosecution against this person for embezzlement. In addition, the Company has brought suit to recover the embezzled funds, which are in a bank account that has been frozen, and bonded by the court.

ITEM 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2000.

                                     PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "CFIM". The following table lists the high and low price quotations for the Company's common stock for each quarter in the last two fiscal years. These quotations are interdealer quotations and do not reflect mark-ups, markdowns or concessions, and may represent actual transactions.

Fiscal 2000                           High          Low
                                      ----          ---
First Quarter                      $   1.60      $  0.31
Second Quarter                     $   1.65      $  0.34
Third Quarter                      $   0.56      $  0.34
Fourth Quarter                     $   0.45      $  0.20

Fiscal 1999                           High          Low
                                      ----          ---
First Quarter                      $   0.34      $  0.07
Second Quarter                     $   0.34      $  0.06
Third Quarter                      $   0.42      $  0.17
Fourth Quarter                     $   0.68      $  0.18

Stockholders. At March 30, 2001, the Company had 93 record holders of its common stock. This number however, does not include beneficial owners holding shares in "street name" at brokerage firms, which is approximately 50% of all shares issued and outstanding. Management estimates the Company has more than 500 beneficial holders of its common stock at that date.

Dividends. The Company has never paid any dividends on its common stock and does not expect to pay any dividends on its common stock in the foreseeable future. Management currently intends to retain all available funds for working capital and the continued development of its business. Dividends, if declared, must be from funds legally available after dividends are first paid to any senior series of equity securities entitled to priority payment of dividends, if any. Currently, no surplus exists out of which dividends could be paid.

Recent Sale of Unregistered Securities.

The following table sets forth information with respect to the sale or issuance of unregistered securities by the Company over the 2000 fiscal year:


Shares Issued       Type of Security        Date of Issuance         To Whom Issued           Issuance Purpose
-------------       ----------------        ----------------         --------------           ----------------
  100,000               Common              April 5, 2000            Kevin Kotora                  (1)
  200,000               Common              April 5, 2000            Ron Bean                      (1)
  100,000               Common              April 5, 2000            Ron Soderling                 (1)
  535,714               Common              June 7, 2000             Jim Kowalczyk                 (2)
   57,143               Common              June 7, 2000             Frances M. Hicks              (2)
  150,000               Common              June 7, 2000             Robert Alexander              (2)
  179,600               Common              June 7, 2000             Kevin Kotora                  (2)
      400               Common              June 7, 2000             Sabine Heathcott              (2)
   50,000               Common              June 7, 2000             Shirley Beebe                 (2)
  100,000               Common              June 7, 2000             Ron Soderling                 (2)
  357,143               Common              June 7, 2000             Ron Bean                      (2)
  357,143               Common              June 7, 2000             Kathleen B. Valdes            (2)
  300,000               Common              June 14, 2000            Stephen E. Williams           (3)
  394,737               Common              December 14, 2000        Chris Castoro                 (4)
  394,737               Common              December 14, 2000        Greg Cutuli                   (4)
  490,553               Common              December 14, 2000        Rodger Stubbs                 (4)
  553,047               Common              December 14, 2000        Stephen E. Williams           (4)
  136,398               Common              December 14, 2000        Matt Weatherlit               (4)
   25,000               Common              December 19, 2000        Bryan Yox                     (4)
  200,000               Common              December 14, 2000        Ron Soderling                 (5)


(1) The shares issued on April 4, 2000 were issued to accredited investors for cash.
(2) The shares issued on June 7, 2000 were issued to accredited investors as part of the Company's RONCO #2 fund raising.

(3) The shares issued on June 14, 2000 were issued pursuant an employment agreement.
(4) The shares issued on December 14, 2000 were issued to current and former employees for accrued compensation.
(5) The shares issued on December 19, 2000 were to an accredited investor for warrant conversion.

ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion contains certain "forward-looking statements" (rather than historical facts) which are subject to the safe harbor provision created by the "Private Securities Litigation Reform Act of 1995" (the "Act") and regulations and interpretations there under, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements and other information contained herein including such words as "may," "will," "expect," "believe," "plan," "estimate," "goal," "anticipate," "intend," and other similar terminology and use of future tense, constitute forward-looking statements. These forward-looking statements represent management's current expectations and are subject to business and economic uncertainties and risks. Actual results could differ materially from those set forth in and suggested by the forward-looking statements. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

Bankruptcy Proceeding

On March 10, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of Florida, case number 99-31134-BKC-PGH. On July 6, 1999, the bankruptcy court confirmed a Plan of Reorganization effective August 2, 1999, whereby creditors' claims that were approved by the court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result, the Company was discharged from any debt that arose before the date of confirmation. As a result of the confirmation of the Reorganization Plan, the Company is no longer threatened by any litigation, claims, and assessments, which may have existed as of December 31, 1998. The Company's Reorganization Plan provided for an infusion of up to $800,000 in loans secured by the Company's assets. The Company received $311,920, net of expenses of $106,900, of funding under the Plan. The lender had the option of converting the loan to common stock of CFI at a rate of 2% of the Company's shares outstanding per $80,000 funded to the Company after the effective date of the Plan. Conversion of this debt resulted in the issuance of 2,004,986 shares. The Plan included claims by two financial institutions in the aggregate amount of $4 million. The Company issued 2,400,000 shares of its common stock in satisfaction of these claims, resulting in the recognition of forgiveness of debt amounting to $3,100,000. The Company also had certain non-priority claims of $83,328 by employees and former employees for unpaid compensation. During the Chapter 11 proceeding in 1999, certain non-management employees were issued 750,000 warrants for the purchase of one share of common stock of CFI at $.39 per share in satisfaction of claims totaling $83,328. The price represented 125% of the bid price on the effective date of the bankruptcy plan, August 2, 1999. None of these warrants have been exercised at the present time. Additionally, the Company issued 68,415 shares of its common stock in satisfaction of $68,415 of liabilities to general creditors. The Company's Series "A", "B" and "C" convertible preferred stock received an aggregate of 4.5 million shares of common stock in the reorganization. The Company's reorganization under Chapter 11 was triggered primarily by the loss of the Company's credit facilities in November 1998 and did not resume its mortgage business until the third quarter of fiscal 2000. The Company's reorganization has been completed, but the Company has not filed for discharge from Chapter 11, which it intends to do in the near future.

Acquisitions

Beginning in January through August 2000, the Company acquired Inventek, Inc. in exchange for one share of each of the Company's Series 2 and 3 Convertible Preferred Stock, without dividend rights, and common stock purchase warrants. The Series 2 Convertible Preferred Stock has a par value of $700,000 and 1,000,000 common stock purchase warrants valued at $380,000, for an aggregate value of $1,080,000, for sixty-five percent of Inventek, Inc. The Company acquired the remaining 35% of Inventek, Inc. in exchange for 300,000 shares of the Company's common stock and 30,000 common stock purchase warrants at exercisable at $.5250 per share (120% of the Company's closing price on the day of closing). In connection with the acquisition, the Company agreed to contribute $250,000 to Inventek, Inc. as additional paid-in capital. Though December 31, 2000, the Company had contributed $229,000. The Series 3 Convertible Preferred Stock has not been issued. The par value of the Series 3 Convertible Preferred Stock will be equal to two times net profits from software operations for the twenty-four month period beginning February 2000, less $1 million in initial consideration, not to exceed a cap of $5 million in the aggregate. The Class 2 preferred stock is convertible into such number of shares as is determined by dividing the par value by the average closing asked quotation of the Company's common stock over the last five days prior to election of conversion. If converted on December 31, 2000, the number of shares into which the Class 2 preferred stock would have been converted into was 2,912,985 shares. The Class 3 preferred stock will be convertible into the Company's common stock on the same basis as the Class 2 preferred stock, except the applicable closing asked quotation will be from the last five days in the twenty-four month period during which the par value is determined.

On June 13, 2000, the Company acquired two commercial office buildings in Evansville, Indiana in exchange for shares of the Company's Series 4 and 5 Convertible Preferred Stock, without dividend rights, and stock purchase warrants exercisable for the purchase of 750,000 shares of its common stock at a price of $.15, $35 and $.50 per share for each incremental 250,000 shares. If converted on December 31, 2000, the number of shares into which the Series 4 preferred stock would have been converted into was 1,353,786 shares. The buildings have been appraised at a value of $2,550,000 with the mortgages and liens aggregating of approximately $1,200,000 at December 31, 2000. The Company has treated the difference between the appraised value of the assets acquired and the liabilities assumed as the value of the Series 4 preferred stock. The transaction resulted in goodwill in the amount of $117,200. These properties are held for investment for the purpose of securing credit facilities and meeting capital requirements for licensing standards. The Series 5 preferred stock was issued in connection with the property acquisition in anticipation of services to be rendered by the seller in the development of the Company's mortgage business, with the par value of the Series 5 preferred stock equal to two and one half times net profit from mortgage operations, less not more than one-half of the parent company's expenses and before depreciation and amortization, during the eighteen month period commencing July 2000. Subsequent to December 31, 2000, that person's employment by the Company was terminated for cause, with the consequence that he will not participate in development of the Company's mortgage lending business. The Company intends to reduce the par value of the Series 4 preferred stock and cancel the Series 5 preferred stock, which could result in litigation. See, Item 3, "Legal Proceedings".

Results of Operations

Revenues. As a result of the loss of its credit facilities in November 1998, the Company discontinued its mortgage banking operations. The Company did not have any operations during the year ended December 31, 1999 and revenues were limited to $21,228. Revenues for the year ended December 31, 2000 are attributable to both the Company's increased development and marketing of its computer software business through its subsidiary Surfside Software, and the beginning of its wholesale mortgage lending business through its subsidiary First United MortgageBanc, Inc. in the third quarter of that year, resulting in a dramatic increase in revenues to $2,561,922 compared to 1999.

The Company recognized $1,168,314 of income for the year ended December 31, 2000, resulting from forgiveness of indebtedness. This income arose from an assignment for the benefit of creditors and liquidation of a subsidiary, Direct Mortgage Partners, Inc. (DMP).

Subsequent to year-end 2000, the Company discovered that its executive officer responsible for overseeing the Company's mortgage lending operations had diverted approximately $40,000 in mortgage payment checks due to the Company to his own company. Furthermore, the Company also discovered that this individual had misrepresented his officership on the Company's warehouse credit application, resulting in the termination of the Company's line of credit. The Company has applied for and expects to secure new warehouse lines, however, since it typically takes 60 - 90 days from application until revenue from loan sales, the actions of the former executive officer will result in lower revenues for the first quarter of 2001. The Company is seeking a criminal prosecution of this person for embezzlement. The Company believes that all the funds are in an account that has been frozen and is optimistic that it will be able to recover the funds in civil litigation.

Expenses

The Company recorded total operating expenses of $3,440,895 for the year ended December 31, 2000, compared to total operating expenses of $3,686,191 for the year ended December 31, 1999. Selling expenses increased to $762,731 for the year ended December 31, 2000 as a result of restarting wholesale mortgage lending operations in the third quarter, compared to none for the year ended December 31, 1999 due to the loss in the Company's credit facilities in 1998. The increase in selling expense was more than offset by a decrease in general and administrative expenses by $1,214,224 to $2,413,203 for the year ended December 31, 2000, compared to $3,627,427 for the year ended December 31, 1999. The primary reason for this decline in general and administrative expenses to 2000 from 1999 was due to a decrease in legal and accounting fees incurred in the Company's Chapter 11 reorganization and reduction in management compensation and consulting expenses for the year ending December 31, 2000. Legal and accounting fees declined by $315,985, to $141,569 for the year ended December 31, 2000, compared to $457,554 for the year ended December 31, 1999. Compensation costs and consulting expense declined by $839,714 to $2,058,231 for the year ended December 31, 2000, compared to $2,897,945 for the year ended December 31, 1999. Also, interest expense increased by $206,197 to $264,961 for the year ending December 31, 2000, compared to $58,764 for the year ending December 31, 1999. The increase is the result of interest expense attributable to the beginning of First United MortgageBanc's Inc. wholesale mortgage lending operations.

Net Loses

The Company generated a loss from operations of $878,973 for the year ended December 31, 2000, compared to $3,664,963 for the year ended December 31, 1999. The turnaround in the financial position of the Company is primarily attributable to resumption of the wholesale lending operations. The loss from operations is attributable to the first half of the year before the Company resumed these operations. Without the loss from operations generated in the first six months of 2000, the Company would have had a profit from operations of approximately $185,000.

The Company's net income for the year ended December 31, 2000 was $3,163,486, which includes an extraordinary gain of $4,436,530, compared to a net loss of $216,168 after preferred stock dividends of $197,576, and an extraordinary gain of $3,646,371 for the year ended December 31, 1999

Liquidity and Capital Resources

The Company has been dependent on stock sales and third party borrowings to sustain its operations. In April 2000, the Company sold 1,787,143 shares of common stock plus 1,787,143 warrants to purchase one share of CFI common stock at $1.67 per share in a private placement for $500,400. Going forward, the Company believes that cash flow from operations will be sufficient to fund operations. However, if additional funds are needed to support working capital or to complete acquisitions, the Company would seek to raise such funds through one or more public or private financing of equity, or from other sources. There is no assurance any such additional financing, if needed, will be available or, if available, that it would be on terms acceptable to the Company.

During the year ended December 31, 1999, 2,450 shares of series A, B and C preferred stock were converted into 5,025,521 shares of common stock and accordingly additional paid-in capital decreased by $50,230.

During 1999, the Company sold 15% convertible debentures under its Plan of Reorganization for proceeds of $311,920 net of expenses of $106,900. The debentures were subsequently converted into 2,004,986 shares of the Company's common stock.

During the third quarter of 1999, the Company borrowed $100,000 on a balloon note at 10% interest, which has been repaid. As part of the consideration for that loan, the lender was granted 100,000 warrants to purchase common stock at a price of $.20 per share, which represented 110% of the bid price on date of the loan agreement. Also, as part of that transaction, a finders fee of $10,000 was paid together with 10,000 warrants to purchase one share of CFI common stock at $.20 per share. Additional financing was provided by an affiliate who provided a line-of-credit of up to $150,000 with interest charged at 9%. As an inducement to make this loan, a shareholder of the affiliate was granted 150,000 warrants for the purchase of common stock at a price of $.25 per share, which represented 105% of the bid price as of the date of the loan. This loan is outstanding.

In the last quarter of 1999, the Company sold two million shares of common stock to an individual investor in a private placement for $300,000 and the investor received 150,000 warrants to purchase common stock at a price of $.25 per share, which represents the 125% of the bid price on the date of the investment.

Net cash used in operating activities was $13,003,506 for the year ending December 31, 2000 the single largest component of which was the increase in mortgage loans held for resale of $13,149,612, as a result of the Company's renewed financing activities. Accounts payable, accrued expenses and other current liabilities decreased $1,201,552 to $1,199,871. Net cash of $535,612 was used in investing activities, for software development cost for Surfside Software and the purchase of property and equipment for general corporate purposes. Net cash of $13,562,625 was generated by financing activities. This was primarily the result of the warehouse line of credit, which is used by First United MortgageBanc in its mortgage operations, and proceeds from the sale of the Company's securities for approximately $455,000.

Net cash used in operating activities was $705,217 for the year ending December 31, 1999. Accounts payable, accrued expenses and other current liabilities increased $488,169 to $2,401,423. Net cash of $29,689 was used in investing activities. The substantial portion being $25,000 paid out in connection with a note receivable to Surfside Software in anticipation of acquiring it. Net cash of $740,109 was generated by financing activities. This was primarily the result of $611,020 raised through the issuance of convertible debentures and common stock.

Working capital at December 31, 2000 was a deficit of $1,066,324 compared with a deficit of $2,442,858 at December 31, 1999, an increase of $1,376,534. The decrease in the deficit is primarily the result of the Company's improved operating efficiency.

Item 7. Financial Statements.

Attached hereto and filed as part of this annual report on Form 10-KSB are the consolidated financial statements listed in the index to the Consolidated Financial Statements at page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages, all positions held with the Company and its subsidiaries and, in the case of directors, the year in which they were first elected as a director of the Company.


Name                              Age                            Title                            Director since
---                               ---                            -----                            --------------
Stephen E. Williams                60          President, CEO and Chairman of the Board                 1999

Daniel M. Brown                    45          CFO, Vice President, Treasurer and Director              2001

J. Steven Furniss                  36          Vice President/Director of Software Operations           2000
                                               and Director

James T. Kowalczyk                 60          Director                                                 2000

Marlene L. Noren                   39          Vice President/Director of Administration
                                               and Secretary


Stephen E. Williams, President, Chief Executive Officer and Chairman of the Board, began consulting with the Company in 1999 and was elected as President and CEO in1999, and as Chairman of the Board in 2000. Mr. Williams arranged the debenture and other funding for the Company during its reorganization. From 1997 to 1999, Mr. Williams was the Chairman and Chief Executive Officer of First Mortgage Securities, Inc., a national mortgage banking company. From 1995 to 1997, Mr. Williams was the President and Chief Executive Officer of Systems Communications, Inc., a publicly traded company engaged in telecommunication and medical cost containment and which subsequent to Mr. Williams' departure terminated these businesses and merged with a privately held company engaged in the E-commerce business. From 1991 to 1994, he was the Chief Operating Officer of Televoice, Inc., focusing on researching real estate applications of relational data base integration with telephony technology. From 1976 to 1990, Mr. Williams career centered on residential and commercial, national and international real estate development, as an owner, major shareholder or a member of senior management of various corporations. Throughout his career, Mr. Williams has gained extensive experience in turnarounds, mergers, acquisitions, start-ups and divestitures, as well as experience with the varied requirements of the complex capital markets. Mr. Williams earned a B.S. degree in business administration from Indiana University in 1968. He also attended the New York Institute of Finance and received NYSE certification.

Daniel M. Brown, Chief Financial Officer, Vice-President, Treasurer and Director, joined the Company in July 2000. He is a Certified Public Accountant with over 20 years of accounting experience. He is familiar with SEC regulations, having performed in supervisory roles on SEC engagements, audits and reviews at leading accounting firms. His experience with SEC filings and corporate tax issues provides a valuable expertise to the Company's financial operations. Mr. Brown earned a B.S. degree in accounting from The State University of New York College at Old Westbury, NY in 1991.

J. Steven Furniss, Vice-President, Director of Software Operations for Inventek, Inc. and a Director, co-founded Inventek, Inc. in 1994. Since the 1970's, Mr. Furniss has been involved, either as an employee or owner, in custom business applications. Mr. Furniss received his training in computer technology and electronics while serving in the United States Air Force as a Space Systems Equipment Specialist.

Marlene L. Noren, Vice-President, Director of Administration and Secretary, joined the Company in 1999. She is an administrative executive with over fifteen years of progressive and increasingly responsible positions for public and private corporations. From 1989 to 1999, she held management positions with Florida Power Corporation and Progress Energy Corporation. Ms. Noren earned a B.A. in business management from Eckerd College, St. Petersburg, Florida in 1999.

James T. Kowalczyk, a Director, joined the Company in September 2000. From 1997 to March 1999, Mr. Kowalczyk was President of Systems Communications, Inc., a publicly traded company then engaged in telecommunication and medical cost containment and which toward the end of his tenure terminated these businesses and merged with a privately held company engaged in an Internet business. From March 1999 to September 2000, he was the CEO of International Healthcare Solutions, a former subsidiary of Systems Communications, Inc., which was engaged in an attempt to acquire a company engaged in processing of health insurance claims. For the past thirty years prior to joining Systems Communications, Inc., Mr. Kowalczyk was a co-founder, director and franchiser in Pittsburgh, Pennsylvania with Budget Marketing, Inc. and was a co- founder and senior officer of 2001/VIP Clubs of America. Mr. Kowalczyk attended Indiana University and the University of Tampa.

Section 16(a) Beneficial Ownership Reporting Compliance. Until August, 2000, the Company's directors, officers and owners of more than ten percent of the Company's common stock were not aware of the requirement to file and to submit to the Company reports of beneficial ownership on Forms 3, 4 and 5 and no such reports were filed prior to that time. Beginning at that time, the following persons filed and submitted to the Company Forms 3 at the dates indicated. These filings were late, for the reason indicated.

Name                                Date Form 3 Filed
----                                -----------------
Vincent Castoro                      August 18, 2000
Stephen E. Williams                  September 22, 2000
Gregory Cutuli                       September 22, 2000

Forms 3 were not submitted to the Company by Christopher Castoro, Gary Fioretti, Gregory Cutuli and James Kowalczyk. The Company is not able to ascertain from a search of the Commission's EDGAR Form Pick Web site that these persons filed Forms 3 and simply failed to submit copies to the Company. Each of these persons was a stockholder of the Company required to file such reports and submit copies to the Company. Furthermore, the Company believes that Messrs. Castoro and Cutuli have made sales of the Company's common stock pursuant to Rule 144, which should have been reported on Form 4. Vincent Castoro is deceased and the Company is not aware of matters related to the disposition of his estate, including the Company's stock held therein. No Company director or officer has filed a Form 5 annual report of beneficial ownership.

The Company is aware of its obligations to establish an audit committee, and it is currently in the process of setting up a charter for the audit committee.

Item 10. Executive Compensation.

The following table sets forth, for each of the last three fiscal years, the cash compensation of the Company's chief executive officer and, to the extent total compensation in any such year exceeded $100,000, the four most highly compensated executive officers serving on December 31, 2000, other than the chief executive officer. The remuneration described in the table does not include the cost to the Company of benefits such as health insurance premiums, and other benefits, furnished to the named executive officers, that are provided to all employees.

Name and Principal Position       Year        Salary Paid      Salary Accrual    Total Compensation
---------------------------       ----        -----------      --------------    ------------------
Stephen E. Williams                2000         $187,500         $ 30,000             $217,500
Chief Executive Officer            1999         $ 30,000         $ 56,875             $ 86,875

Christopher Castoro (1)(4)         2000         $114,000         $ 27,500             $141,500
Vice President                     1999         $ 52,500         $ 48,732             $101,232
Chief Executive Officer            1998         $ 91,666              N/A             $ 91,666

Rodger Stubbs (2)(4)               2000         $ 92,000         $ 22,500             $114,500
Vice President                     1999         $ 57,000         $ 93,204             $150,204
                                   1998         $ 73,070              N/A             $ 73,070

Greg Cutuli (3)(4)                 2000         $114,000         $ 27,500             $141,500
Vice President                     1999         $ 52,500         $ 68,321             $102,821
                                   1998         $104,500              N/A             $104,500

(1)  Employment terminated December 5, 2000.
(2)  Employment terminated September 26, 2000.
(3)  Employment terminated December 5, 2000.
(4) Pursuant to an employment agreement, the employee is entitled to receive a stock bonus equal to 5 percent of the Company's issued and outstanding common stock on December 31, 1999 and 2000, less any shares previously received under this provision. The Company has determined on the advice of counsel that such arrangement violates Delaware corporate law, in that the Company receives no consideration for such stock in that the "bonus" does not relate to the Company's or the named executive's performance and this plan is designed primarily or exclusively as an anti-dilution mechanism to maintain the named executive's percentage of ownership in the Company.

Daniel M. Brown, the Company's Vice President, Treasurer and Chief Financial Officer, would have been included in the foregoing table if he had been employed by the Company for the full year 2000. His annual salary is $120,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information relating to the beneficial ownership by current directors, executive officers and those persons beneficially holding more than five percent of the Company's common stock, and by all the Company's directors and executive officers and directors as a group, at March 9, 2001. Ownership is both legal and beneficial, unless otherwise noted. The address of each director and executive officer is the Company's address.

Name                                             Principal Position                    Number of shares              Percent (1)
------                                           ------------------                    ----------------              -----------
Stephen E. Williams                                President, CEO                         1,636,869
J. Steven Furniss (2)                              Vice President
James Furniss (3)
James T. Kowalczyk                                 Director                                 535,714
All directors and officers
  as a group (4 persons)                                                                  2,172,583
Christopher Castoro (4)(7)                                                                1,334,559
 11567 Buckhaven Lane, Palm Beach Gardens,
 Florida  33412
Gregory Cutuli (5)(7)                                                                     1,378,559
 6220 S.W. Pine Tree Lane, Palm City,
 Florida  34990
Frank LaForgia                                                                            1,759,000
 1640 McDonald Avenue, Brooklyn,
 New York  11230-6311
Rodger Stubbs (6)(7)                                                                      1,274,375
 609 S. E. Beth Court, Port St. Lucie,
 Florida  34984

* Less than one percent.
(1) The percentage given for each person is based upon shares outstanding on March 9, 2001 plus any shares which that person, but no other, has a right to acquire upon conversion of preferred stock or exercise of options, warrants and other rights.
(2) Mr. Furniss holds .4615 of a share of Class 2 convertible preferred stock, which would be convertible into 2,462,271 shares of common stock on March 9, 2001. Mr. Furniss will be entitled to the same fraction of a share of Class 3 convertible preferred stock on and after January 31, 2002. Until the Class 3 convertible preferred stock is issued, it is not possible to determine its par value or the number of shares into which it will be convertible.
(3) Mr. Furniss holds .4615 of a share of Class 2 convertible preferred stock, which would be convertible into 2,462,271 shares of common stock on March 9, 2001. Mr. Furniss will be entitled to the same fraction of a share of Class 3 convertible preferred stock on and after January 31, 2002. Until the par value of the Class 3 convertible preferred stock is determined, it is not possible to determine the number of shares into which it will be convertible.
(4)  A former director and officer of the Company.
(5)  A former director and officer of the Company.
(6)  A former director and officer of the Company.
(7) The employment agreements of these persons contained bonus stock provisions, which the Company, with the advice of counsel, has determined to be illegal under Delaware law. These persons may seek to enforce these stock bonus provisions by legal action. These shares are not included in the table, above. In the event of any such legal action, the Company intends to vigorously defend itself.

Item 12. Certain Relationships and Related Transactions.

For the year ended December 31, 2000, all rental commissions, fees, and interest income were derived from a company owned by a preferred stockholder of the Company. At December 31, 2000, $115,075 was due from this related company for rent and is reflected in the financial statements as a current asset. In addition there is a note receivable from this related company in the amount of $100,000. The note receivable with accrued interest at 6% is due on March 31, 2002. On September 1, 2000 this related company filed a petition for bankruptcy under Chapter XI of the United States Code. Management of the Company expects full recovery of both amounts.

The Company has made advances to two individuals, one of whom is a former director of the Company.

The balance amounted to $85,726 at December 31, 2000. The advances are due on demand and there has been no interest charged on the outstanding balances.

The Company had a revolving line of credit with a affiliate, whereby it could borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. At December 31, 2000 the Company's liability under this credit facility amounted to $150,135, which included accrued interest of $12,400.

As an inducement to make the loan, the affiliate was previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105% of the closing bid price on the date of the grant. During the year 2000 the principal stockholder of this affiliate passed away and all interests have passed through to his estate.

13. Exhibits and Reports Filed on Form 8-K.

Exhibits.

See previously filed reports for articles of incorporation, amendments thereto and bylaws which are incorporated herein by this reference.

Reports on Form 8-K.

The Company did not file any reports on Form 8-K, or amend any previous filed reports on Form 8-K, in the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURE

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CFI MORTGAGE INC.
                                             (Registrant)

Date: April 13, 2001                      /s/ Stephen E. Williams
                                          -----------------------
                                          Stephen E. Williams
                                          President and Chief Executive Officer

Date: April 13, 2001                      /s/ Daniel M. Brown
                                          -----------------------
                                          Daniel M. Brown
                                          Chief Financial Officer and principal
                                          accounting officer

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                    I N D E X


                                                                                                              Page No.
Report of Independent Certified Public Accountants ............................................                 F-2

Part I  - Financial Information:

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheet
                   As at December 31, 2000 ....................................................               F-3 - F-4


                   Consolidated Statements of Operations
                   For the Years Ended December 31, 2000 and 1999 .............................                  F-5


                   Consolidated Statements of Changes in Stockholders' Equity
                   For the Years Ended December 31, 2000 and 1999 .............................                F-6 - F7


                   Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 2000 and 1999 .............................               F-8 - F-9


                   Notes to Consolidated Financial Statements .................................              F-10 - F-26

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............................              F-? - F-??

Part II - Other Information:

          Item 3 Through Item 9 - Not Applicable ...............................................                F-??

                 Signatures ....................................................................                F-??


[LOGO]            WEINICK
                   SANDERS
                    LEVENTHAL & CO., LLP
                                                                  1515 Broadway
                                                      NEW YORK, N.Y. 10036-5788
--------------------------------------------------------------------------------
               CERTIFIED PUBLIC ACCOUNTANTS                        212-869-3333
                                                               FAX 212-764-3080
                                                                  WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
CFI Mortgage Inc.

We have audited the accompanying consolidated balance sheet of CFI Mortgage Inc. and Subsidiaries as of December 31, 2000, and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFI Mortgage Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2000, the Company has a working capital deficiency of $1,066,324. In addition the Company has losses from operations for the years ended December 31, 2000 and 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
March 10, 2001, except for Note 16,
as to which the date is April 12, 2001

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000



                                   A S S E T S

Current assets:
  Cash                                                         $     33,547
  Mortgage loans held for sale                                   13,149,612
  Accounts receivable                                                20,428
  Rent receivable                                                   115,075
  Due from related parties                                           85,726
  Prepaid expenses and other current assets                          17,811
                                                               -------------
        Total current assets                                                        $ 13,422,199

Property, plant and equipment, at cost, less
  accumulated depreciation of $97,524                                                  2,854,833

Other assets:
  Investments - at equity                                           120,000
  Capitalized software development costs, less
    accumulated amortization of $230,368                            284,450
  Goodwill, less accumulated amortization of $123,666             1,341,414
  Note receivable - related party                                   100,000
  Security deposits                                                  18,955
                                                               -------------
          Total other assets                                                           1,864,819
                                                                                    -------------
                                                                                    $ 18,141,851
                                                                                    =============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000



                  LIABILITIES AND STOCKHOLDERS' CAPITAL EQUITY

Current liabilities:
  Warehouse bank line of credit                                 $12,727,195
  Accounts payable                                                  153,744
  Current portion of mortgage payable                                66,754
  Due to affiliated company                                         150,135
  Due to officer                                                    206,068
  Notes payable                                                     138,500
  Accrued expenses and other current liabilities                  1,046,127
                                                                  ---------
          Total current liabilities                                                   $14,488,523

Mortgage payable - long-term portion                                                    1,425,697

Deferred income                                                                           221,058

Commitments and contingencies                                                                   -

Stockholders' equity:
  Common stock, $.01 par value
    Authorized 35,000,000 shares

    Issued and outstanding - 26,331,151 shares                      263,311
  Preferred stock, $1,721,596 no par value
    Authorized 10,000,000 shares

    Issued and outstanding - 2 shares                             1,721,596
  Additional paid-in capital                                      7,066,321
  Accumulated deficit                                          (  6,998,838)
                                                               -------------
                                                                  2,052,390

  Less: Stock subscriptions receivable                         (     45,817)
                                                               -------------
          Total stockholders' equity                                                    2,006,573
                                                                                        ---------

                                                                                      $18,141,851
                                                                                      ===========


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended
                                                              December 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
Revenues:
  Commissions, fees and interest - mortgages         $  2,036,805    $     21,228
  Software                                                390,867            --
  Rental income                                           134,250            --
                                                     ------------    ------------
Total revenues                                          2,561,922          21,228
                                                     ------------    ------------

Expenses:
  Selling                                                 762,731            --
  General and administrative                            2,413,203       3,627,427
  Interest                                                264,961          58,764
                                                     ------------    ------------
Total expenses                                          3,440,895       3,686,191
                                                     ------------    ------------

Loss from operations                                 (    878,973)   (  3,664,963)
                                                     ------------    ------------

Other income (expenses):
  Financial costs                                    (    389,071)           --
  Settlement fee from cancelled acquisition               100,000            --

  Writedown of investment                            (    105,000)           --
                                                     ------------    ------------

Total other income (expenses)                        (    394,071)           --
                                                     ------------    ------------

Loss before extraordinary gain                       (  1,273,044)   (  3,664,963)

Extraordinary gain - forgiveness of debt                4,436,530       3,646,371
                                                     ------------    ------------

Net income (loss)                                    $  3,163,486    ($    18,592)
                                                     ============    ============

Basic earnings per common share:

  Loss before extraordinary gain                     ($ 1,273,044)   ($ 3,664,963)
  Less:  Preferred stock dividends                           --          (197,576)
                                                     ------------    ------------
  Loss available to common stockholders              (  1,273,044)   (  3,862,539)

  Extraordinary gain                                    4,436,530       3,646,371
                                                     ------------    ------------

Net income (loss) available to common stockholders   $  3,163,486    ($   216,168)
                                                     ============    ============

Weighted average shares - basic                        18,148,188       4,953,376
                                                     ============    ============

Earnings (loss) per share - basic:
  Loss per share from continuing operations
    before extraordinary gain                              ($0.07)         ($0.78)
  Extraordinary gain                                         0.24            0.74

Net income (loss)                                           $0.17          ($0.04)
                                                            =====          ======

Weighted average shares - diluted                      19,556,734       4,953,376
                                                     ============    ============

Earnings (loss) per share - diluted:
  Loss per share from continuing
    operations before extraordinary gain                 ($0.07)         ($0.78)
  Extraordinary gain                                       0.23            0.74
                                                          -----          ------

Net income (loss)                                         $0.16          ($0.04)
                                                          =====          ======



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              Common Stock            Preferred Stock
                                                                              -------------           ----------------
                                                                        Shares        Amount        Shares       Amount
                                                                        -------       -------       ------       ------
Balance at January 1, 1999                                             3,301,391      $33,014        2,450         $25

Conversion of preferred stock on January 26, 1999                        259,585        2,596        ( 50)           -

Conversion of preferred stock on February 26, 1999                       265,936        2,659        ( 25)           -

Issuance of common stock on November 17, 1999                          2,000,000       20,000          -             -

Conversion of preferred stock on November l7, 1999                     4,500,000       45,000      (2,375)        ( 25)

Issuance of common stock on November 29, 1999
  to class 2 creditors of bankruptcy petition                          2,157,116       21,571          -             -

Conversion of 15% convertible debentures into
  common stock on November 29, 1999                                    2,004,986       20,050          -             -

Issuance of common stock on November 29, 1999
  for services                                                           100,000        1,000          -             -

Issuance of common stock on December 6, 1999
  for services                                                            19,933          199          -             -

Shares to be issued for payment of bank debt                             326,796        3,268          -             -

Shares to be issued for payment of prior period liability                440,708        4,407          -             -

Shares to be issued for employee compensation bonus                      300,000        3,000          -             -

Preferred stock dividends                                                     -            -           -             -

Net loss for the year ended December 31, 1999                                 -            -           -             -
                                                                    -------------  -----------   --------     --------

Balance at December 31, 1999                                          15,676,451     $156,764          -          $  -
                                                                    -------------  -----------   --------     --------
                                                                        Additional
                                                                         Paid-In     Accumulated
                                                                         Capital       Deficit             Total
                                                                        ----------   ------------      -------------
Balance at January 1, 1999                                             $10,154,246   ($20,058,518)     ($ 9,871,233)

Conversion of preferred stock on January 26, 1999                          ( 2,596)            -                 -

Conversion of preferred stock on February 26, 1999                         ( 2,659)            -                 -

Issuance of common stock on November 17, 1999                              280,000             -            300,000

Conversion of preferred stock on November l7, 1999                        ( 44,975)            -                 -

Issuance of common stock on November 29, 1999
  to class 2 creditors of bankruptcy petition                            1,131,900             -          1,153,471

Conversion of 15% convertible debentures into
  common stock on November 29, 1999                                        462,363             -            482,413

Issuance of common stock on November 29, 1999
  for services                                                              46,951             -             47,951

Issuance of common stock on December 6, 1999
  for services                                                              19,734             -             19,933

Shares to be issued for payment of bank debt                               119,280             -            122,548

Shares to be issued for payment of prior period liability                  160,858             -            165,265

Shares to be issued for employee compensation bonus                        109,500             -            112,500

Preferred stock dividends                                                       -       ( 197,576)        ( 197,576)

Net loss for the year ended December 31, 1999                                   -        ( 18,592)         ( 18,592)
                                                                     --------------  -------------   --------------
Balance at December 31, 1999                                           $12,434,602   ($20,274,686)     ($ 7,683,320)
                                                                     --------------  -------------   --------------

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          Common Stock           Preferred Stock
                                                          -------------       -------------------
                                                    Shares         Amount          Shares          Amount
                                                    -------        -------        -------          -------
Balance at January 1, 2000                        15,676,451      $156,764            -             $   -

Issuance of preferred stock for
  acquisition of Inventek, Inc.                          -              -             1             700,000

Issuance of preferred stock for
  acquisition of land and buildings                      -              -             1           1,021,596

Shares issued for payment
  of prior period liabilities                        471,195         4,712            -                 -

Shares issued in conjunction with
  a private placement funding                      1,778,143        17,781            -                 -

Shares issued for employee compensation
  bonus, previously accrued                        4,968,362        49,684            -                 -

Shares issued for 40% investment
  in First Mortgage Securities, Inc.                 400,000         4,000            -                 -

Shares issued for payment of bank debt             2,400,000        24,000            -                 -

Shares issued for exercise
  of common stock warrants                           300,000         3,000            -                 -

Shares issued for acquisition of
  minority interest of Inventek, Inc.                300,000         3,000            -                 -

Shares issued for employee compensation               25,000           250            -                 -

Shares to be issued for settlement
  of legal services                                   12,000           120            -                 -

Dissolution of wholly owned subsidiary                   -              -             -                 -

Net income for the year
  ended December 31, 2000                                -              -             -                 -
                                                  ----------      --------           ---        ----------
Balance at December 31, 2000                      26,331,151      $263,311            2         $1,721,596
                                                  ===========     ========           ===        ==========


                                                      Additional                        Stock
                                                        Paid-In       Accumulated   Subscriptions
                                                        Capital         Deficit       Receivable         Total
                                                      ----------      -----------   -------------        -----
Balance at January 1, 2000                            $12,434,602    ($20,274,686)        $ -       ($7,683,320)

Issuance of preferred stock for
  acquisition of Inventek, Inc.                           454,143              -            -          1,154,143

Issuance of preferred stock for
  acquisition of land and buildings                       117,200              -            -          1,138,796

Shares issued for payment
  of prior period liabilities                             115,479              -            -            120,191

Shares issued in conjunction with
  a private placement funding                             871,690              -      ( 45,817)          843,654

Shares issued for employee compensation
  bonus, previously accrued                             1,800,587              -            -          1,850,271

Shares issued for 40% investment
  in First Mortgage Securities, Inc.                      221,000              -            -            225,000

Shares issued for payment of bank debt                    876,000              -            -            900,000

Shares issued for exercise
  of common stock warrants                                 77,000              -            -             80,000

Shares issued for acquisition of
  minority interest of Inventek, Inc.                     194,640              -            -            197,640

Shares issued for employee compensation                     6,390              -            -              6,640

Shares to be issued for settlement
  of legal services                                         9,952              -            -             10,072

Dissolution of wholly owned subsidiary               ( 10,112,362)     10,112,362           -                -

Net income for the year
  ended December 31, 2000                                      -        3,163,486           -          3,163,486
                                                     ------------    --------------  ---------       -----------

Balance at December 31, 2000                          $ 7,066,321    ($ 6,998,838)    ($45,817)       $2,006,573
                                                     ============   =============    =========       ===========


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended
                                                                    December 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
Cash flows from operating activities:

  Net income (loss) from operations                        $  3,163,486    ($    18,592)
                                                           ------------    ------------
  Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
    Bad debts                                                     5,000             -
    Forgiveness of debt                                    (  4,436,530)   (  3,646,371)
    Settlement fee from cancelled acquisition              (    100,000)            -
    Deferred income                                             221,058             -
    Writedown of investment                                     105,000             -
    Depreciation and amortization                               280,514           6,157
    Financial costs                                             389,071             -
    Common stock issued for salaries and other expenses         259,907         474,141
    Compensatory officer bonuses accrued                        319,856       1,775,750
    Interest accrued on related party loans                      18,468          10,646
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Mortgage loans held for sale                         ( 13,149,612)            -
      Accounts receivable                                  (     20,428)            -
      Rent receivable                                      (    125,127)            -
      State tax refund receivable                                   -            76,621
      Prepaid expenses and other current assets            (     17,811)         53,658
      Security deposits                                    (     18,955)            -
      Accounts payable                                          153,743             -
      Accrued expenses and other current liabilities       (     51,146)        562,773
                                                           ------------    ------------
  Total adjustments                                        ( 16,166,992)   (    686,625)
                                                           ------------    ------------

Net cash used in operating activities                      ( 13,003,506)   (    705,217)
                                                           ------------    ------------

Cash flows from investing activities:

  Note receivable                                                   -      (     25,000)
  Due from related parties                                          -      (      4,689)
  Software development costs                               (    259,341)            -
  Expenditures for property and equipment                  (    276,271)            -
                                                           ------------    ------------
Net cash used in investing activities                      (    535,612)   (     29,689)
                                                           ------------    ------------

Cash flows from financing activities:

  Warehouse bank line of credit                              12,727,195             -
  Proceeds from 15% demand convertible debentures                   -           311,020
  Mortgage payable                                         (     35,653)            -
  Common stock issued for exercise of warrants                   80,000             -
  Notes payable                                                 138,500             -
  Due to officer                                                200,000         129,089
  Due to affiliate                                         (      2,000)            -
  Proceeds from private placement                               445,083         300,000
  Stock subscriptions receivable                                  9,500             -
                                                           ------------    ------------
Net cash provided by financing activities                    13,562,625         740,109
                                                           ------------    ------------

Net increase in cash                                             23,507           5,203

Cash at beginning of year                                         7,574           2,371

Cash of subsidiary acquired                                       2,466             -
                                                           ------------    ------------

Cash at end of year                                        $     33,547    $      7,574
                                                           ============    ============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                                              For the Years Ended
                                                                 December 31,
                                                            -----------------------
                                                                2000         1999
                                                            ------------   --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:

    Income taxes                                            $        -     $    -
                                                            ============   ========

    Interest                                                $    134,100   $ 10,000
                                                            ============   ========

Supplemental Schedules of Noncash Investing and Financing Activities:

  Conversion of 15% debentures into common stock            $        -     $482,413
                                                            ============   ========

  Shares to be issued for bank debt and other liabilities   $        -     $287,813
                                                            ============   ========

  Accrued dividends on preferred stock                      $        -     $197,576
                                                            ============   ========

  Common stock issued for salaries
    and other compensation                                  $     16,712   $474,141
                                                            ============   ========

  Common stock issued for investment in subsidiary          $    197,640   $    -
                                                            ============   ========

  Preferred stock issued for acquisition of subsidiary      $  1,154,143   $    -
                                                            ============   ========

  Preferred stock issued for acquisition of land
    and buildings net of mortgage payable                   $  1,138,796   $    -
                                                            ============   ========

  Common stock issued in satisfaction of liabilities        $  2,870,462   $    -
                                                            ============   ========

  Common stock issued for investment at equity              $    225,000   $    -
                                                            ============   ========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



NOTE  1 -       GOING CONCERN.

                           The accompanying consolidated financial statements
                have been prepared assuming the Company will continue as a going concern. The Company recently completed a voluntary plan of reorganization. The Company may continue to need to raise additional capital to fund operations until such time as operating cash flows are sufficient to sustain the operations of the Company. There are no assurances that the Company can raise capital to sustain operations until cash flows from operations are sustainable. Should the Company be unable to obtain such capitalization, management might be forced to cease operations and liquidate the Company. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty. For additional information regarding management's plans, see Note 16 in these financial statements.

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES.

                (a)     Basis of Presentation:

                             The accompanying consolidated financial statements
                have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of CFI mortgage Inc. ("CFI"), First United MortgageBanc, Inc. ("FUMB"), Inventek, Inc., doing business as Surfside Software Systems ("Surfside") and Monetech, Inc., all wholly owned subsidiaries of CFI. The financial statements also include the Company's 40% minority interest in First Mortgage Securities, Inc., of Clearwater Florida ("FMS") accounted for under the equity method. CFI and its subsidiaries are hereafter collectively referred to as the "Company".


                (b)     Use of Estimates:

                             The preparation of financial statements in
                conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

NOTE  2-        SIGNIFICANT ACCOUNTING POLICIES. (Continued)

                (c)     Applicable Accounting Pronouncements:

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

                             Fee income in connection with mortgage loans, is
                accounted for in conformity with Statement of Financial Accounting Standards No. 91. This statement requires that fees are offset by their direct loan costs and the net deferred income is recognized over the life of the loan. The Company has previously adopted the guidance under SFAS No. 91.

                             Upon sale of the related collateral mortgages, the
                net fee income previously being amortized is then recognized into income.

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

                (d)     Property and Equipment:

                             Property and equipment are stated at cost less
                accumulated depreciation. The Company's policy is to provide for depreciation over the estimated useful lives of the assets ranging from 3 to 39 years. Expenditures for leasehold improvements are capitalized and amortized over their estimated useful lives or the life of the lease, whichever is shorter in duration. Expenditures for betterments are capitalized and depreciated as described above.

                             Expenditures for repairs, maintenance and minor
                renewals are charged to operations as incurred. Upon retirement or abandonment of the property and equipment, the carrying value and related accumulated depreciation and amortization are removed from the accounts.

NOTE  2-        SIGNIFICANT ACCOUNTING POLICIES. (Continued)

                (e)     Capitalized Software Development Costs:

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

                             Amortization of capitalized software development
                costs amounted to $77,029 and $-0- for the years ended December 31, 2000 and 1999, respectively.

                (f)     Mortgage Loans Held for Sale:

                             Mortgage loans are carried at the lower of cost or
                market determined on an aggregate basis.

                (g)     Sale of Loans:

                             Premiums received from investors are recognized as
                revenue upon the sale of mortgage loans when all of the incidence of ownership passes to the permanent investor.

                (h)     Goodwill:

                             In conjunction with the Company's acquisition of a
                100% interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,347,880 The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in the acquisition of the buildings over a period of 15 years. Amortization expense charged to operations amounted to $123,666 and $-0- for the years ended December 31, 2000 and 1999, respectively.

                             Management will periodically review the value of
                all long-lived assets, including goodwill, to determine if there has been any impairment in the carrying value of the asset. Should management determine that such an impairment has occurred, an appropriate allowance will be set up to reflect the impairment of said asset.

                (i)      Income Taxes:

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

                (j)      Earnings (Loss) Per Common Share:

                             Earnings (loss) per common share is based on the
                weighted average number of common shares outstanding. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss, less any accretion for preferred stock discounts and dividends, which totaled $-0- and $197,576 for the years ended December 31, 2000 and 1999, respectively, by the weighted average number of shares outstanding for the period. Diluted earnings per share in 2000 reflect the potential dilution to common shareholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting net income available to holders of the common stock.

                             Diluted loss per share in 1999 has not been
                presented in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive. Below is the calculation of basic and diluted earnings per share for the year ended December 31, 2000.

                                                                  Year Ending
                                                               December 31, 2000
                                                              -----------------
                         Net income available
                           to common stockholders                  $ 3,163,486
                                                                   ===========

                         Weighted average shares
                           outstanding - basic                      18,148,188
                                                                   ===========

                         Warrants                                    1,408,546
                                                                   -----------

                         Weighted average shares
                           outstanding - diluted                   $19,556,734
                                                                   ===========

                         Income per common share:
                           Basic                                      $0.17
                                                                      =====

                           Diluted                                    $0.16
                                                                      =====

                (k)     Recently Issued Accounting Pronouncements.

                             The Financial Accounting Standards Board issued
                Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.


NOTE  3 -  REORGANIZATION UNDER BANKRUPTCY PROVISIONS.

                            On March 10, 1999, CFI Mortgage Inc. ("CFI")
                commenced a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Southern District of Florida (the "Court"). On July 6, 1999, the Court confirmed a plan of reorganization effective August 2, 1999 (the "Plan"), whereby creditors' claims that were approved by the Court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result, the Company issued a total of 2,924,620 shares of its common stock to creditors in satisfaction of its pre-petition liabilities. Pursuant to the Court's order, all shares issued under the plan of reorganization were free trading shares without restriction

                            As part of the Plan, the holders of the Company's
                Series A, B and C convertible preferred stock agreed to convert all of their outstanding preferred shares into 4.5 million shares of the Company's common stock as of the petition date. The conversion was approved as part of the Plan.

                            The Company's subsidiary, Direct Mortgage Partners,
                Inc. ("DMP") was not a party to the petition for relief under Chapter 11. The unsecured creditors of DMP were specifically excluded from the settlement by the court. Only creditors of DMP whose obligations had been guaranteed by CFI were permitted to participate in the settlement. On June 9, 2000, Direct Mortgage Partners, Inc. ("DMP") made an assignment for the benefit of creditors for the purpose of liquidating the Company. On June 29, 2000, articles of dissolution were filed with the Delaware Secretary of State.

                            As a result of the assignment and subsequent
                dissolution, the Company has recognized forgiveness of debt in the amount of $1,168,314 for the year ended December 31, 2000.

NOTE 4 - ACQUISITIONS.

                (a) On January 14, 2000, the Company acquired a 65% interest in Inventek, Inc. (Doing business as Surfside Software Systems of Clearwater, Fl.) ("Surfside"), in exchange for the Company's convertible preferred stock and certain common stock purchase warrants valued at approximately $1,080,000. Surfside creates and markets proprietary software products. The Company issued preferred stock with a par value of $700,000 and 1,000,000 common stock purchase warrants, to which the Company attributed a value of $380,000. The preferred stock is convertible into shares of the Company's common stock based on the average ask price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividend features, but do entitle the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis as if the shares had previously been converted. The warrants entitle the holders thereof to purchase one share of the Company's common stock at an exercise price of $.15 per share for a period of five years from the issue date.

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

                           The Company also agreed to contribute $250,000 as
                additional paid-in capital, at various dates through June 1, 2000. As of December 31, 2000, the Company has contributed $229,000 of the total due to be contributed.

                           The agreement calls for a potential adjustment to the
                purchase price, based on earnings of Surfside over the twenty-four month period following the closing of the transaction. Such adjustment would be in the form of additional convertible preferred stock up to an additional $4,000,000 at par value.

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

                           The preferred stock is convertible into shares of the
                Company's common stock based on the average asking price for the five trading days at the end of the month prior to conversion. The preferred shares have no cumulative dividends rights, but permit the holders thereof to participate in any dividends payable to holders of common stock on a pro rata basis, as if the shares had been converted. The three warrants, each for 250,000 shares of the Company's common stock, are exercisable at prices of $.15, $.35 and $.50 per share, respectively. The warrants are exercisable for a period of five years from the date of issuance.

                (c) On May 4, 2000, the Company acquired a 40% interest in First Mortgage Securities, Inc., of Clearwater Florida, in exchange for 400,000 shares of its common stock and common stock purchase warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $.67 per share. The acquisition was accounted for under the equity method.

                           The Company attributed a value of $225,000 to the
                common stock and common stock purchase warrants exchanged for the interest in FMS. The Company wrote down the investment by $105,000 during fiscal 2000, based on then most current financial information available for FMS. The Company has become aware through public documents, that FMS and its parent company were acquired by Tidalwave Holdings, Inc. in a stock exchange. As a result of the Tidalwave acquisition, the Company's investment in FMS may be worth at least $225,000. However, the Company could not quantify the value as of the date of this report.

                (d) On April 28, 2000, the Company formed a wholly-owned subsidiary Monetech, Inc. for the purpose of acquiring the net assets of RJ Systems, Inc., a software development company. At December 31, 2000 the Company has determined that this acquisition would not be beneficial to its future plans and has decided not to pursue the acquisition. Monetech, Inc. will continue as an inactive company, to be used for future acquisitions the Company may be involved with.

NOTE 5 -        PROPERTY AND EQUIPMENT.

                           Property and equipment, at cost, consists of the
                following at December 31, 2000:

                         Buildings                                  $2,550,000
                         Leasehold improvements                         15,031
                         Furniture                                     217,661
                         Computer equipment                            115,381
                         Office equipment                               54,284
                                                                    ----------
                                                                     2,952,357
                                                                    ----------

                         Less: Accumulated depreciation
                                 and amortization                       97,524
                                                                    ----------

                                                                    $2,854,833
                                                                    ==========

                           Depreciation an amortization expense amounted to
                $79,819 and $6,157 for the years ended December 31, 2000 and 1999, respectively.


NOTE  6 -  RELATED PARTY TRANSACTIONS.

                (a) For the year ended December 31, 2000, all rental income and approximately $1,150,000 of revenues were derived from a company owned by a preferred stockholder of the Company. At December 31, 2000, $115,075 was due from this company for rent and is reflected in the financial statements as a current asset. In addition there is a note receivable from this company in the amount of $100,000. The note receivable with accrued interest at 6% is due on March 31, 2002. On September 1, 2000 this company filed a petition for bankruptcy under Chapter XI of the United States Code. Neither the lease or the note have been included in the petitioner's schedule of debts submitted to the court. Management of the Company expects full recovery of both amounts. Should the Company be unsuccessful in asserting these claims, it believes it can offset them against certain stock rights the individual has been granted by the Company in the aforementioned acquisition of the Indiana property. The ultimate resolution of these events are undeterminable as of the date of this report.

                (b) The Company has made advances to two individuals, one of whom is a former director of the Company, that amounted to $85,726 at December 31, 2000. The advances are due on demand and there has been no interest charged on the outstanding balances.

                (c) The Company has a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. At December 31, 2000 the Company's liability under this credit facility amounted to $150,135, which included accrued interest of $12,400.

                             As an inducement to make the loan, the affiliate
                was previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105% of the closing bid price on the date of the grant. During the year 2000 the sole stockholder of this affiliate passed away and all interests have passed through to his estate.

NOTE  7 -  DUE TO OFFICER.

                             During the period ended December 31, 2000, the
                Company received advances from an officer totaling $200,000. The loans are payable on demand and bear interest at 9% per annum. The balance at December 31, 2000 of $206,068 includes accrued interest of $6,068.

NOTE  8 -  WAREHOUSE LINE OF CREDIT.

                             FUMB had an agreement with an institution that
                provides a $15,000,000 warehouse credit facility, whereby advances were available up to the extent of the loan limit based upon submitted mortgage documents which collateralize the loan. As the mortgages are sold to investors, the proceeds are used to reduce the loan advances specifically identified with those mortgages sold.

                             The terms of the credit facility called for an
                interest rate at the bank's prime rate, a transaction fee of $45 per loan and an unused credit limit fee of 1/4 of 1% per annum on the average unused credit facility. At December 31, 2000, the bank's prime rate was 9.5%. The Company and two stockholders have guaranteed payment of the credit facility.

                             As of February 13, 2001 the financial institution
                terminated the warehouse line of credit because of a change in management which resulted in a violation of a negative covenant. As a result of this default the outstanding principal balance, accrued interest and fees became due. As of the report date, the Company has sold most of the collateral mortgages and expects to sell the remaining mortgages and repay the institution in full.

NOTE  9 -  MORTGAGE PAYABLE.

                             The mortgage is payable in monthly installments of
                $15,168 including interest at 7.75% with a final payment due on December 31, 2014. The buildings collateralize the mortgage, and in addition, the sellers remain primarily liable. At December 31, 2000, the mortgage balance consisted of the following:

                         Current portion                  $ 66,754
                         Long-term portion               1,425,697
                                                         ---------
                                                        $1,492,451
                                                        ==========

                             Annual maturities for the next five years are as
                follows:


                        Years Ending
                        December 31,
                        ------------
                            2001                                  $ 66,754
                            2002                                    72,210
                            2003                                    78,112
                            2004                                    84,207
                            2005                                    91,379
                         Thereafter                              1,099,789
                                                                 ---------
                                                                $1,492,451
                                                                ==========


                             Interest expense charged to operations for the
                year ending December 31, 2000 amounted to $70,151.



NOTE 10 -  DUE TO BANKS AND SUNDRY CREDITORS.

                             The Plan of Reorganization as discussed in note 2
                included claims from two financial institutions in the amount of $4,000,000, as well as certain non-priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the year December 31, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims from the two financial institutions, which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 467,531 shares of its common stock in satisfaction of liabilities resulting in forgiveness of debt of $168,216.

NOTE  11 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                             Accrued expenses and other current liabilities at
                December 31, 2000 are comprised of the following:


                    Professional fees                                 $ 96,900
                    Accrued compensation of employees                   52,206
                    Accrued compensation of officers                   512,651
                    General and administrative expenses                 23,899
                    Payroll taxes, penalties and interest              210,069
                    Interest accrued on warehouse line                 150,402
                                                                       -------
                                                                    $1,046,127
                                                                    ==========

                             Included in accrued compensation of officers is
                $405,150 which represents the aggregate compensatory element of stock bonuses to be issued pursuant to employment agreements entered into, subsequent to the effective date of the Plan.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES.

                (a)      Leases:

                             In January 2000, the Company's wholly owned
                subsidiary, Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:


                    Years Ending
                    December 31,
                    ------------
                        2001                                  $149,778
                        2002                                   157,187
                        2003                                   165,042
                        2004                                   173,254
                                                               -------
                                                              $645,261
                                                              ========

                             Rent expense amounted to $133,137 and $50,209 for
                the years ended December 31, 2000 and 1999, respectively.

                (b)      Employment Contracts:

                             In August 1999, the Company entered into employment
                contracts with the (then) four officers. The contracts provided for annual base salaries and escalation clauses. They also provided for mandatory cash bonuses accruable ratably throughout the year and payable at the end of each fiscal year. The contracts also included a provision which granted each of the four individuals a stock bonus equal to 5% of the Company's common stock issued during each fiscal year of the contract. The mandatory cash bonuses were accrued throughout fiscal year and payable at the end of the year. Each of the individuals were given the option to take the bonus in shares of the Company's common stock, valued at a 50% discount to the average closing bid price for the five trading days immediately after the close of the fiscal year.

                             In November 2000, the Company's corporate counsel
                advised management that the stock bonus provision of the employment contracts were illegal under Delaware corporate law. Accordingly, in December 2000, the Company's Board of Directors voted to terminate this provision retroactively to January 1, 2000. As a result of the board's action, the Company' reversed approximately $539,000 of compensation in the fourth quarter that had been accrued through September 30, 2000.

                             In September 2000, one of the above individuals and
                in December 2000 two of the other individuals covered by these employment contracts were terminated for cause. All other compensation due these individuals under the agreements has been accrued to the date of termination.

                             Included in the results of operations is $867,691
                and $2,347,381 for the years ended December 31, 2000 and 1999, respectively, for compensation due to the officers under the terms of the contracts. At December 31, 2000, $512,651 remains unpaid of which $157,500 applies to 2000 and $355,151 applies to 1999.

                             In July 2000, the Company entered into an
                employment contract with an individual to become the Company's Chief Financial Officer. The contract is for a period of three years and provides for a base salary of $120,000 per annum for the first year. Salary increases and cash bonuses, if any, shall be determined by The Board of Directors.

                             This contract was verbally amended in August 2000
                to allow for the CFO to receive stock options. The manner of granting the options, the number of shares under option, the per share price of the option are currently under negotiation.

                (c)      Mortgage Loans Held for Sale:

                             The Company sells mortgage loans on a non-recourse
                basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year.

NOTE 13 -        LIIGATION.

                             An officer, and two of his relatives who were
                formerly employed by the Company have filed suit against the Company for unpaid wages and other matters. The Company is vigorously defending the action while considering opportunities to settle the matter. The minimum potential loss to the Company is not readily determinable because all the plaintiffs have not made demand nor disclosed their damages. Management is of the opinion this suit will not have a material impact on the financial statements.

NOTE 14 -       INCOME TAXES.

                             The Company and its wholly owned subsidiaries file
                a consolidated federal income tax return. As of December 31, 2000, the Company and its subsidiaries have a net operating loss carryforward of approximately $21,000,000 available to reduce future taxable income through the year 2020. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of 50%, which resulted from the Company's reorganization and recapitalization under the Plan. The Company has fully reserved its deferred tax asset due to the uncertainity about its ability to utilize it in future periods.

NOTE 15 -       STOCKHOLDERS' EQUITY.

                (a)      Preferred Stock:

                           During the year ended December 31, 2000 the Company
                issued two shares of its convertible preferred stock in conjuction with two acquisitions during the year. In acquiring a a 65% interest in Surfside, the Company issued one share (Series 2) of its convertible preferred stock with a par value of $700,000. In connection with the acquisition of land and buildings, the Company issued one share (Series 4) of its convertible preferred stock with a par value of $1,021,596.

                (b)      Common Stock:

                           In conjunction with employment contracts between the
                Company and four individuals 3,135,288 shares of common stock were issued pursuant to a stock bonus plan then in effect. These shares were issued to satisfy a liability that was charged to operations at December 31, 1999.

                           In April 2000, the Company entered into a private
                placement agreement with Ronco Funding, Inc. whereby the Company issued 1,778,143 shares of its common stock for $889,471 (the "Ronco II Funding"). In connection with the private placement the Company incurred $389,471 of financing costs.

NOTE 15 -        STOCKHOLDERS' EQUITY. (Continued)

                           In connection with the acquisition of a 40% interest
                in First Mortgage Securities, Inc. the Company issued 400,000 shares of its common stock.

                           In April 2000 a holder of common stock purchase
                warrants exercised the warrants for $20,000 and received 100,000 shares of the Company's common stock.

                           Pursuant to the plan of bankruptcy the Company issued
                a total of 2,621,933 shares of its common stock in satisfaction of the corresponding pre-petition liabilities.

                           In August 2000, the Company issued 300,000 shares of
                its common stock to acquire the remaining 35% minority interest in Inventek, Inc.

                           In conjunction with a settlement with the Company's
                former General Counsel, the Company issued 12,000 shares of its common stock.

                           In December 2000 the Company issued 1,833,074 shares
                of common stock to four key executives pursuant to employment contracts in effect. These shares were issued to satisify a $226,981 liability that was charged to operations in 1999 and to reflect additional compensation of $202,691 charged to operations in 2000.

                           In December 2000 a holder of common stock purchase
                warrants exercised the warrants for $60,000 and received 200,000 shares of the Company's common stock.

                           In satisfaction of a liability that was charged to
                operations in a previous period, the Company issued 136,398 shares of its common stock in December 2000 as payment for additional compensation to an employee. The Company also issued 25,000 shares of its common stock in 2000 for employee compensation which resulted in a charge to operations of $6,640.

                (c)      Warrants:

                           In conjunction with the acquisition of Surfside as
                discussed above, the Company issued 1,000,000 common stock purchase warrants, exercisable for a five-year period expiring on January 14, 2005. The warrants have an exercise price of $.15 per share.

                           In conjunction with the acquisition of aforementioned
                land and buildings, the Company issued three common stock purchase warrants each to acquire 250,000 shares of its common stock at exercise prices of $.15, $.35 and $.50 per share, respectively. The warrants expire on June 13, 2005.

                           In conjunction with the acquisition of a 40% interest
                in First Mortgage Securities, Inc. as discussed above, the Company issued 400,000 common stock purchases warrants exercisable for a two-year period expiring on April 7, 2002. The warrants have an exercise price of $.67 per share.

                           In conjunction with the Ronco II Funding discussed
                above, the Company issued 1,787,143 common stock purchase warrants exercisable for a two-year period expiring on April 11, 2002. The warrants have an exercise price of $1.67 per share.

                           In conjunction with the acquisition of the remaining
                35% interest in Inventek, the Company issued 30,000 common stock purchase warrants exercisable for a two-year period. The warrants have an exercise price of 120% of the average closing price of the Company's common stock at the date of the grant.

                           In settlement of fees for legal services, the Company
                issued 57,500 common stock purchase warrants exercisable for a three-year period. The recipient agreed to hold one-half of the warrants until December 31, 2000 and the balance of warrants until August 1, 2001. The warrants have an exercise price of $.39 per share.

                           In connection with loans made to the Company by two
                individuals, the Company issued 15,000 and 7,500 common stock purchase warrants exercise at $.41 and $.34 per share, respectively, as an inducement to make the loans. The warrants are exercisable for a period of one year expiring on November 7, 2001.

                           In conjunction with Services Rendered by an
                individual the Company issued 100,000 common stock purchase warrants exercisable for a two-year period expiring December 19, 2002. The warrants have an exercise price of $1.00 per share.

NOTE 16-        SUBSEQUENT EVENT.

                           On April 12, 2001, the Company signed a letter of
                intent with Tidalwave Holdings, Inc., a Florida corporation ("Tidalwave") to form a joint venture for the purpose of originating, buying and funding collateral mortgages primarily in the sub-prime mortgage market.

                           Under the terms of the proposed agreement, a new
                corporation will be formed. CFI will acquire preferred stock in the corporation in exchange for its preferred stock with a value of $2.5 million. Tidalwave will acquire all of the issued common stock in exchange for $2.5 million of its preferred stock.

                Tidalwave will provide the new corporation with access to its warehouse lines and secondary marketing and will receive a fee of one percent of each loan funded under the joint venture. CFI, through its wholly-owned subsidiary FUMB, will be responsible for all costs associated with the loan originations and will receive all income, less the one percent.

NOTE 17-  SEGMENT INFORMATION.

                             The Company is engaged in two segments; residential
                mortgage lending and licensing of proprietary computer software solutions.


                                      2000             1999
                                 ------------    ------------
Revenues:
  Mortgage lending               $  2,037,000    $     21,000
  Licensing computer software         391,000             -
  Other                               134,000             -
                                 ------------    ------------
                                 $  2,562,000    $     21,000
                                 ============    ============

Operating income (loss):
  Mortgage lending               $    468,000    $     21,000
  Licensing computer software    (    672,000)            -
  Other                          (    675,000)   (  3,686,000)
                                 ------------    ------------
                                 ($   879,000)   ($ 3,665,000)
                                 ============    ============

Interest income:
  Mortgage lending               $    122,000    $        -
  Licensing computer software             -               -
  Other                                   -               -
                                 ------------    ------------
                                 $    122,000    $        -
                                 ============    ============

Interest expense:
  Mortgage lending               $    146,000    $        -
  Licensing computer software             -               -
  Other                               119,000          59,000
                                 ------------    ------------
                                 $    265,000    $     59,000
                                 ============    ============

Depreciation and amortization:
  Mortgage lending               $     15,000    $        -
  Licensing computer software         210,000             -
  Other                                56,000           6,000
                                 ------------    ------------
                                 $    281,000    $      6,000
                                 ============    ============

Capital expenditures:
  Mortgage lending               $    209,000    $        -
  Licensing computer software          20,000             -
  Other                             2,597,000             -
                                 ------------    ------------
                                 $  2,826,000    $        -
                                 ============    ============

Forgiveness of debt:
  Mortgage lending               $        -      $        -
  Licensing computer software             -               -
  Other                             4,437,000      15,639,000
                                 ------------    ------------
                                 $  4,437,000    $ 15,639,000
                                 ============    ============

Identifiable assets:
  Mortgage lending               $ 16,937,000    $        -
  Licensing computer software       1,607,000             -
  Other                             3,542,000         179,000
  Eliminations                   (  3,944,000)            -
                                 ------------    ------------
                                 $ 18,142,000    $    179,000
                                 ============    ============