Form 10QSB
period 2001-03-31
CFI MORTGAGE INC
filed 2001-05-18
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


    /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

    / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________________ to ______________________


                         Commission file number 0-22271

                                CFI MORTGAGE INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       65-0127741
       (State of other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       601 Cleveland Street, Suite 500
             Clearwater, Florida                                    33755
   (Address of principal executive office)                       (zip code)


        Registrant's telephone number, including area code: 727-674-1010

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


             27,171,151 shares, $.01 par value, as of March 31, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                     PART I

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

CFI Mortgage, Inc. (the "Company") is engaged in two lines of business: First, residential mortgage lending; and, second, development and licensing of proprietary computer software solutions, primarily for the ground transportation industry. The Company is incorporated in Delaware, and may be described as a holding company. Its executive offices and operations are located in Clearwater, Florida. The Company conducts its operations through two wholly owned subsidiaries. First United MortgageBanc, Inc., a Florida corporation founded by the Company, conducts the Company's mortgage lending business. Inventek, Inc., a Florida corporation doing business as Surfside Software Systems, conducts the Company's computer software business.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Results of Operations

The results of operations for the three months ended March 31, 2000 reflect no mortgage related revenue, as the Company did not begin any mortgage operations until June 2000.

The Company recognized a loss from operations of $417,210 for the three months ended March 31, 2001 compared to $208,238 for the comparable period in 2000 an increase of $208,972. The increase is primarily the result of a significant drop in revenue from the mortgage operation that is the direct result of the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application. This resulted in a loss per share of $0.02 from continuing operations for the three months ended March 31, 2001 compared to a loss per share of $0.01 from continuing operations for the same period in 2000. The net loss for the three months ended March 31, 2001 is $442,210 compared to $37,698 for the same period in 2000. The increase is the result of one-time gains attributable to forgiveness of debt and a cancellation penalty for the three months ended March 31, 2000.

Total revenues increased $671,403 or 84% to $795,552 for the three months ended March 31, 2001 compared to $124,149 for the same period in 2000. The increase is the direct result of revenues from the mortgage operation for the three months ended March 31, 2001 compared to no mortgage related operations for the same period in 2000. The increase, while dramatic, is much less than the Company would have achieved had it not been for the unauthorized misrepresentation on the credit application with the Company's warehouse lender perpetrated by a former officer, which resulted in the termination of the Company's warehouse line. In February 2001, the Company discovered that this same officer who was responsible for overseeing the Company's mortgage lending operations had diverted approximately $40,000 in mortgage payment checks due to the Company to his own company. The Company is seeking a criminal prosecution of this person for embezzlement. The Company believes that all the funds are in an account that has been frozen and is confident that it will be able to recover the funds in civil litigation.

Total operating expenses increased $880,375 or 72% to $1,212,762 for the three months ended March 31, 2001 compared to $332,387 for the same period in 2000. Selling expenses increased $321,931 or 91% to $350,114 for the three months ended March 31, 2001 compared to $28,183 for the same period in 2000. The primary reason for this was an increase of $313,266 or 97% for salaries and broker commissions related to the mortgage operation compared to none for the same period in 2000. General and administrative expenses increased $338,870 or 52% to $635,013 for the three months ended March 31, 2001 compared to $296,143 for the same period in 2000. Office and computer expenses increased $57,849 or 81% to $71,166 for the three months ended March 31, 2001 compared to $13,317 for the same period in 2000, which is the direct result of increased operations. Employee benefits and related payroll taxes increased $91,189 or 85% to $106,902 for the three months ended March 31, 2001 compared to $15,713 for the same period in 2000. The increase is the result of the addition of employees related to the mortgage operations. Rent expense increased $23,177 or 58% to $39,310 for the three months ended March 31, 2001 compared to $16,133 for the same period in 2000, due to the renting of additional office space resulting from increased operations. Depreciation and Amortization expense increased $52,292 or 56% to $92,521 for the three months ended March 31, 2001 compared to $40,229 for the same period in 2000. Interest expense increased $219,574 or 96% to $227,635 for the three months ended March 31, 2001 compared to $8,061 for the same period in 2000. The increase is the result of interest expense charged for loans on the warehouse line until sold for the three months ended March 31, 2001 compared to none for the same period in 2000.

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

Net cash provided by operating activities was $10,631,814 for the three months ended March 31, 2001 compared to net cash provided by operations of $98,032 for the comparable period in 2000. The increase is primarily due to the selling of the mortgage loans held for resale on the Company's warehouse line.

Net cash of $14,127 was used in investing activities for the three months ended March 31, 2001 compared to net cash used in investing activities of $70,641 for the comparable period in 2000. The change is due to no expenses generated for software development costs for the three months ended March 31, 2001 compared to $63,953 for the comparable period in 2000.

Net cash of $10,632,015 was used in financing activities for the three months ended March 31, 2001 compared to net cash used in investing activities of $19,942 for the comparable period in 2000. This was primarily the result of selling the majority of the loans on the warehouse line of credit, and paying down the line.

Working capital at March 31, 2001 was a deficit of $1,393,421 as compared with a deficit of $1,066,324 at December 31, 2000. The increase of $327,097 or 30% in the deficit is primarily the result of selling off the mortgage loans from the warehouse line. Without the warehouse line, the deficit would have decrease by $41,176 at March 31, 2001.

In April 2001, the Company signed a letter of intent with Tidalwave Holdings, Inc., to form a joint venture which will provide the Company with $10,000,000 non-conforming (sub prime), and conforming revolving warehouse lines of credit. This joint venture will enable the Company to establish and operate a national wholesale mortgage conduit that will purchase loans on a wholesale basis. The loans will be processed, underwritten and funded by FUMB for sale in institutional private placement transactions.

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

                           Part II - Other Information


ITEM 1: Legal Proceedings.

In the ordinary course of its business, the Company forecloses on real estate secured mortgage loans in default and may be involved in other legal proceedings as a plaintiff or a defendant, none of which the Company believes will be material.

As a result of the reorganization in Chapter 11, the Company is no longer threatened with any litigation, claims and assessments, which may have existed prior to filing of the petition.

A former executive officer, and two of his relatives who were formerly employed by the Company have filed suit against the Company for unpaid wages and other matters. The Company terminated this person for cause and believes it has no liability under the employment agreement. This individual has filed a lawsuit against the Company seeking back wages. The Company is vigorously defending this action and expects to prevail, and is currently negotiating a settlement of this matter. Two other former executive officers were also terminated for cause. The Company is negotiating with these persons to settle any claims they may have under their employment agreements and is optimistic in reaching a settlement.

All three former executive officers mentioned in the preceding paragraph had employment agreements, which included a stock bonus provision, entitling them to maintain a specified percentage of the Company's common stock as determined at the end of each fiscal year. The Company believes this bonus provision was illegal, and based on the advice of counsel, has terminated this provision and intends to vigorously defend against any attempt to enforce it.

A fourth executive officer was terminated for cause on February 2, 2001. This person holds one share of the Company's Class 4 convertible preferred stock and one share of the Company's Class 5 convertible preferred stock. The original par value was equal to the value of the commercial real estate in Evansville, Indiana acquired by the Company, less mortgages, liens and encumbrances, which are now in dispute. The par value of the Class 5 preferred stock is to be equal to two and one half times the "net profits" from the Company's mortgage lending operation for the eighteen-month period beginning July 2000. Because this person will no longer be contributing to the success of the mortgage lending operation due to his termination, the Company intends to modify the par value of the Class 5 preferred stock. Furthermore, the Company intends to reduce the par value of its Class 4 preferred stock held by this person by an amount equal to undisclosed liens on the commercial real estate, which the Company acquired from this person. This person may seek to enforce the Company's full obligations under the Class 4 and 5 preferred stock. The Company is presently seeking criminal prosecution against this person for embezzlement. In addition, the Company has begun a civil suit to recover the embezzled funds, which are in a bank account that has been frozen, and bonded by the court.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports Filed on Form 8-K

None

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CFI MORTGAGE INC.
                       (Registrant)


Date: May 18, 2001  /s/ Stephen E. Williams
                    Stephen E. Williams
                    President and Chief Executive Officer


Date: May 18, 2001  /s/ Daniel M. Brown
                    Daniel M. Brown
                    Chief Financial Officer and Principal Accounting Officer

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I  - Financial Information:

          Item 1.   Consolidated Financial Statements:

                    Consolidated Balance Sheets
                    As at March 31, 2001 and December 31, 2000 .......F-2 - F-3


                   Consolidated Statements of Operations
                    For the Three Months Ended
                    March 31, 2001 and 2000 ..........................    F-4


                    Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001 ........    F-5


                   Consolidated Statements of Cash Flows
                    For the Three Months
                    Ended March 31, 2001 and 2000 ....................F-6 - F-7


                    Notes to Consolidated Financial Statements .......F-8 - F-22


          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ..F-? - F-?



Part II - Other Information:

                    Item 3 Through Item 9 - Not Applicable ............     F-??

                    Signatures ........................................     F-??

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S

                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------  ------------
Current assets:
  Cash                                                 $    19,219   $    33,547
  Mortgage loans held for sale                           1,793,283    13,149,612
  Other receivable                                         293,973            --
  Accounts receivable                                       51,117        20,428
  Note receivable                                          100,000            --
  Rent receivable                                          172,612       115,075
  Due from related parties                                  85,726        85,726
  Deferred finance costs                                    73,125            --
  Prepaid expenses and other current assets                 30,071        17,811
                                                       -----------   -----------
        Total current assets                             2,619,126    13,422,199
                                                       -----------   -----------
Property and equipment, at cost, less accumulated
  depreciation of $129,143 and $97,524, respectively     2,837,341     2,854,833
                                                       -----------   -----------
Other assets:
  Investments - at equity                                  120,000       120,000
  Capitalized software development costs, less
    accumulated amortization of $256,109
    and $230,368, respectively                             258,709       284,450
  Goodwill, less accumulated amortization
    of $158,827 and $123,666, respectively               1,306,253     1,341,414
  Notes receivable                                              --       100,000
  Security deposits                                         17,205        18,955
                                                       -----------   -----------
        Total other assets                               1,702,167     1,864,819
                                                       -----------   -----------
                                                       $ 7,158,634   $18,141,851
                                                       ===========   ===========

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                         LIABILITIES AND STOCKHOLDER'S
                                     EQUITY
                                                       March 31,    December 31,
                                                         2001           2000
                                                      ----------   -------------
Current liabilities:
  Warehouse bank line of credit                    $  1,739,139    $ 12,727,195
  Accounts payable                                      142,665         153,744
  Current portion of mortgage payable                    84,654          66,754
  Note payable - bank                                   128,541              --
  Due to affiliated company                             153,191         150,135
  Due to related party                                  175,262              --
  Due to officer                                         30,806         206,068
  Notes payable - other                                  56,000         138,500
  Convertible debentures payable                        225,000              --
  Accrued expenses and other current liabilities      1,277,289       1,046,127
                                                   ------------    ------------
        Total current liabilities                     4,012,547      14,488,523
                                                   ------------    ------------
Mortgage payable - long-term portion                  1,407,797       1,425,697
                                                   ------------    ------------
Deferred income                                          41,427         221,058
                                                   ------------    ------------
Commitments and contingencies                                --              --

Stockholders' equity:
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 27,171,151 and             271,711         263,311
      26,331,151, respectively
  Preferred stock, no par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2 shares                 1,721,596       1,721,596
  Additional paid-in capital                          7,240,421       7,066,321
  Accumulated deficit                                (7,441,048)     (6,998,838)
                                                   ------------    ------------
                                                      1,792,680       2,052,390
  Less: Stock subscriptions receivable                  (95,817)        (45,817)
                                                   ------------    ------------
        Total stockholders' equity                    1,696,863       2,006,573
                                                   ------------    ------------
                                                   $  7,158,634    $ 18,141,851
                                                   ============    ============

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three
                                                         Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     2001              2000
                                                  -----------     ------------
Revenues:
  Commissions, fees and interest - mortgages      $    661,045             $--
  Software                                              76,971         124,149
  Rental income                                         57,536              --
                                                  ------------    ------------
Total revenues                                         795,552         124,149
                                                  ------------    ------------
Expenses:
  Selling                                              350,114          28,183
  General and administrative                           635,013         296,143
  Interest                                             227,635           8,061
                                                  ------------    ------------
Total expenses                                       1,212,762         332,387
                                                  ------------    ------------
Loss from operations                                  (417,210)       (208,238)
                                                  ------------    ------------
Other income (expense):
  Financial costs                                      (25,000)             --
  Settlement fee from cancelled acquisition                 --         100,000
                                                  ------------    ------------
Total other income (expense)                           (25,000)        100,000
                                                  ------------    ------------
Loss before extraordinary gain                        (442,210)       (108,238)

Extraordinary gain - forgiveness of debt                    --          70,540
                                                  ------------    ------------
Net loss                                          ($   442,210)   ($    37,698)
                                                  ============    ============
Basic earnings per common share:
  Loss before extraordinary gain                  ($   442,210)   ($   108,238)
  Extraordinary gain                                        --          70,540
                                                  ------------    ------------
Net loss available for common stockholders        ($   442,210)   ($    37,698)
                                                  ============    ============
Weighted average shares                             26,328,618      14,647,255
                                                  ============    ============
Loss per share - basic:
  Loss per share from continuing operations
    before extraordinary gain                     ($      0.02)         ($0.01)
  Extraordinary gain                                        --            0.01
                                                  ------------    ------------
  Net loss                                        ($      0.02)   $         --
                                                  ============    ============

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                                                                  Additional
                                        Common Stock         Preferred Stock       Paid-In    Accumulated
                                      Shares     Amount    Shares      Amount      Capital      Deficit         Total       Total
                                      ------     ------    ------      ------      -------      -------         -----       -----
Balance - January 1, 2001           26,331,151   $263,311      2    $1,721,596    $7,066,321   ($6,998,838)   ($45,817)   $2,006,573

Shares to be issued as repayment
  of advance                           375,000      3,750     --            --        81,250            --          --       85,000

Shares to be issued  pursuant to
  employment contract                  375,000      3,750     --            --        71,250            --     (50,000)      25,000

Shares to be issued for sale of
  convertible debentures                90,000        900     --            --        21,600            --          --       22,500

Net loss for the three months
  ended March 31, 2001                      --         --     --            --            --      (442,210)         --     (442,210)
                                    ----------   --------  -----    ----------    ----------    -----------   --------    ----------

Balance - March 31, 2001            27,171,151   $271,711      2    $1,721,596    $7,240,421   ($7,441,048)   ($95,817)  $1,696,863
                                    ==========   ========  =====    ==========    ==========   ===========    ========   ==========



                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                For the Three
                                                                Months Ended
                                                                   March 31,
                                                         --------------------------
                                                             2001            2000
                                                         ------------     ---------
Cash flows from operating activities:
  Net loss from operations                               ($   442,210)    ($ 37,698)
                                                         ------------     ---------
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Write down on mortgages held for sale                      81,897            --
    Forgiveness of debt                                            --       (70,540)
    Deferred income                                          (179,631)           --
    Depreciation and amortization                              92,521        40,229
    Common stock issued for salaries and other expenses        25,000        43,480
    Interest accrued on related party loans                     3,056         3,061
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Mortgage loans held for sale                         11,356,329            --
      Accounts receivable                                     (30,689)         (364)
      Rent receivable                                         (57,537)           --
      Other receivable                                       (293,973)           --
      Prepaid expenses and other current assets               (12,260)       (3,018)
      Security deposits                                         1,750       (10,300)
      Accounts payable                                        (11,079)           --
      Accrued expenses and other current liabilities           98,640       133,182
                                                         ------------     ---------
  Total adjustments                                        11,074,024       135,730
                                                         ------------     ---------
Net cash provided by operating activities                  10,631,814        98,032
                                                         ------------     ---------
Cash flows from investing activities:
  Software development costs                                       --       (63,953)
  Expenditures for property and equipment                     (14,127)       (6,688)
                                                         ------------     ---------
Net cash used in investing activities                         (14,127)      (70,641)
                                                         ------------     ---------
Cash flows from financing activities:
  Warehouse bank line of credit                           (10,988,056)           --
  Note payable - bank                                         128,541            --
  Proceeds from convertible debentures                        225,000            --
  Common stock issued                                          85,000            --
  Notes payable - other                                       (82,500)      (17,942)
  Due to affiliate                                                 --        (2,000)
                                                         ------------     ---------
Net cash used in financing activities                     (10,632,015)      (19,942)
                                                         ------------     ---------

Net increase (decrease) in cash                               (14,328)        7,449

Cash at beginning of period                                    33,547         7,574

Cash of subsidiary acquired                                        --         2,466
                                                         ------------     ---------
Cash at end of period                                    $     19,219     $  17,489
                                                         ============     =========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                For the Three
                                                                Months Ended
                                                                   March 31,
                                                         --------------------------
                                                             2001            2000
                                                         ------------     ---------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:

    Income taxes                                         $         --     $      --
                                                         ============     =========
    Interest                                             $    195,670     $      --
                                                         ============     =========

Supplemental Schedules of Noncash Investing and Financing Activities:

  Common stock issued for convertible debenture          $     22,500     $      --
                                                         ============     =========

  Common stock issued for salaries and other expenses    $     25,000     $  43,480
                                                         ============     =========

  Transfer in interest of notes payable
    from officer to related party                        $    175,262     $      --
                                                         ============     =========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE  1 -   GOING CONCERN.

                  The accompanying interim unaudited consolidated financial
            statements have been prepared assuming the Company will continue as a going concern. The Company recently completed a voluntary plan of reorganization. The Company may continue to need to raise additional capital to fund operations until such time as operating cash flows are sufficient to sustain the operations of the Company. There are no assurances that the Company can raise capital to sustain operations until cash flows from operations are sustainable. Should the Company be unable to obtain such capitalization, management might be forced to cease operations and liquidate the Company. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES.

            (a)   Basis of Presentation:

                  The accompanying interim unaudited consolidated financial
            statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of CFI mortgage Inc. ("CFI"), First United MortgageBanc, Inc. ("FUMB"), Inventek, Inc., doing business as Surfside Software Systems ("Surfside") and Monetech, Inc., all wholly owned subsidiaries of CFI. The financial statements also include the Company's 40% minority interest in First Mortgage Securities, Inc., of Clearwater Florida ("FMS") accounted for under the equity method. CFI and its subsidiaries are hereafter collectively referred to as the "Company".

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and
            Article 10 and Regulation S-B. Accordingly, they don not include all of the information and footnote required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES. (Continued)

            (a)   Basis of Presentation: (Continued)

                  The December 31, 2000 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form-10-KSB.

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

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

                  Amortization of capitalized software development costs
            amounted to $25,741 and $10,645 for the three months ended March 31, 2001 and 2000, respectively.


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

NOTE  2-    SIGNIFICANT ACCOUNTING POLICIES. (Continued)

            (h)   Goodwill:

                  In conjunction with the Company's acquisition of a 100%
            interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,347,880. The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in the acquisition of the buildings over a period of 15 years. Amortization expense charged to operations amounted to $35,161 and $24,058 for the three months ended March 31, 2001 and 2000, respectively.

                  Management periodically reviews the value of all long-lived assets, including goodwill, to determine if there has been any impairment in the carrying value of the asset. Should management determine that such an impairment has occurred, an appropriate allowance will be set up to reflect the impairment of said asset.


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


            (j)   Loss Per Common Share:

                  Earnings (loss) per common share is based on the weighted
            average number of common shares outstanding. SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings (loss) per share excludes any dilutive common stock equivalents and is computed by dividing net income or loss by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution to common shareholders as if all common stock equivalents were converted into equivalent shares of common stock, thereby diluting net income available to holders of the common stock.

                  Diluted loss per share has not been presented in the financial statements herein, as the effect of including the common stock equivalents would be antidilutive for all periods presented.

NOTE  2 -   SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

NOTE  3 -   FORGIVENESS OF DEBT.

                  On July 6, 1999, pursuant to the filing of Chapter 11 by the
            Company, the Court confirmed a plan of reorganization effective August 2, 1999 (the "Plan"), whereby creditors' claims that were approved by the Court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result of the satisfaction of the pre-petition liabilities, the Company has recognized forgiveness of debt in the amount of $-0- and $70,540 for the three months ended March 31, 2001 and 2000, respectively.

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

NOTE  4 -  ACQUISITIONS. (Continued)

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

                  The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of March 31, 2001, the Company has contributed $229,000 of the total due to be contributed.

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

                  On April 28, 2000, the Company formed a wholly-owned subsidiary Monetech, Inc. for the purpose of acquiring the net assets of RJ Systems, Inc., a software development company. At March 31, 2001 the Company has determined that this acquisition would not be beneficial to its future plans and has decided not to pursue the acquisition. Monetech, Inc. will continue as an inactive company, to be used for future acquisitions the Company may be involved with.

            (d) On April 12, 2001, the Company signed a letter of intent with Tidalwave Holdings, Inc., a Florida corporation ("Tidalwave") to form a joint venture for the purpose of originating, buying and funding collateral mortgages primarily in the sub-prime mortgage market.

                  Under the terms of the proposed agreement, a new corporation will be formed. CFI will acquire preferred stock in the corporation in exchange for its preferred stock with a value of $2.5 million. Tidalwave will acquire all of the issued common stock in exchange for $2.5 million of its preferred stock.

                  Tidalwave will provide the new corporation with access to its warehouse lines and secondary marketing and will receive a fee of one percent of each loan funded under the joint venture. CFI, through its wholly-owned subsidiary FUMB, will be responsible for all costs associated with the loan origination and will receive all income, less the one percent.

NOTE 5 -    OTHER RECEIVABLE.

                  In connection with the sale of the collateral mortgages the bank has retained 10% of the principal balance on those mortgages that are more than 90 day old, and still not sold as at March 31, 2001. Upon the sale of all the mortgages (which occurred in May
            2001), and payment of all outstanding interest and fees due the bank, any balance remaining will be remitted to the Company.

NOTE 6 -    PROPERTY AND EQUIPMENT.

                  Property and equipment, at cost, consists of the following:

                                                     March 31,  December 31,
                                                       2001         2000
                                                   -----------   ----------
            Buildings                               $2,550,000   $2,550,000
            Leasehold improvements                      15,031       15,031
            Furniture                                  217,661      217,661
            Computer equipment                         129,508      115,381
            Office equipment                            54,284       54,284
                                                    ----------   ----------
                                                     2,966,484    2,952,357
            Less: Accumulated depreciation
                    and amortization                   129,143       97,524
                                                    ----------   ----------
                                                    $2,837,341   $2,854,833
                                                    ==========   ==========

                  Depreciation and amortization expense amounted to $31,619 and
            $5,526 for the three months ended March 31, 2001 and 2000, respectively.



NOTE  7 -   RELATED PARTY TRANSACTIONS.

            (a) For the three months ended March 31, 2001, all of the rental income was derived from a company owned by a preferred stockholder of the Company. The Company was due $172,612 and $115,075 at March 31, 2001 and December 31, 2000, respectively from this company for rent and is reflected in the financial statements as a current asset. In addition there is a note receivable from this company in the amount of $100,000. The note receivable with accrued interest at 6% is due on March 31, 2002. On September 1, 2000 this company filed a petition for reorganization under Chapter XI of the United States Bankruptcy Codes. Neither the lease or the note have been included in the petitioner's schedule of debts submitted to the court. Management of the Company expects full recovery of both amounts. Should the Company be unsuccessful in asserting these claims, it believes it can offset them against certain stock rights the individual has been granted by the Company in the aforementioned acquisition of the Indiana property. The ultimate resolution of these events are undeterminable as of the date of this report.

NOTE  7 -  RELATED PARTY TRANSACTIONS. (Continued)

                  As of March 31, 2001, the Company owes this preferred stockholder $175,262. The notes payable were originally issued to an officer of the Company who has assigned his rights to the aforementioned individual.

            (b) The Company has made advances to two individuals, one of whom is a former director of the Company. The balance amounted to $85,726 at each of March 31, 2001 and December 31, 2000. The advances are due on demand and there has been no interest charged on the outstanding balances.

            (c) The Company has a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $153,191 and $150,135 at March 31, 2001 and December 31, 2000, respectively. The balances include accrued interest of $15,450 and $12,400, respectively.

                  As an inducement to make the loan, the affiliate was previously granted warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.25 per share, which represented 105% of the closing bid price on the date of the grant. During the year 2000 the sole stockholder of this affiliate passed away and all interests have passed through to his estate.

NOTE 8 -    NOTE PAYABLE - BANK.

                  The note is payable in twelve monthly installments of
            approximately $11,800 including interest at a rate of prime plus 2%.

NOTE  9 -   DUE TO OFFICER.

                  During the period ended December 31, 2000, the Company
            received advances from an officer totaling $200,000 of which $170,000 plus interest was assigned to a preferred stockholder of the Company. The remaining loan balance is payable on demand and bears interest at 9% per annum. The balance at March 31, 2001 of $30,806 includes accrued interest of $806.

NOTE 10 -   WAREHOUSE LINE OF CREDIT.

                  FUMB had an agreement with an institution that provided a
            $15,000,000 warehouse credit facility, whereby advances were available up to the extent of the loan limit based upon submitted mortgage documents which collateralize the loan. As the mortgages were sold to investors, the proceeds were used to reduce the loan advances specifically identified with those mortgages sold.

                  As of February 13, 2001 the financial institution terminated the warehouse line of credit due in part to the unauthorized misrepresentation of a former officer of the Company. As a result of this default the outstanding principal balance, accrued interest and fees became due. As of the report date, the Company has sold all of the collateral mortgages and expects to repay the institution in full. The Company and two stockholders have guaranteed payment of the credit facility.

                  The terms of the credit facility called for an interest rate at the bank's prime rate. Interest expense on the warehouse line amounted to $196,000 and $-0- for the three months ended March 31, 2001 and 2000, respectively.

                  In addition, for the three months ended March 31, 2001 the
            Company charged operations for approximately $82,000 to recognize the loss on the mortgages sold subsequent to March 31, 2001.

NOTE 11 -   MORTGAGE PAYABLE.

                  The mortgage is payable in monthly installments of $15,168 including interest at 7.75% with a final payment due on December 31, 2014. The buildings collateralize the mortgage, and in addition, the sellers remain primarily liable. The mortgage balance consists of the following:


                                                      March 31,  December 31,
                                                        2001         2000
                                                     ----------   ----------

            Current portion                          $   84,654   $   66,754
            Long-term portion                         1,407,797    1,425,697
                                                     ----------   ----------
                                                     $1,492,451   $1,492,451
                                                     ==========   ==========

NOTE 11 -   MORTGAGE PAYABLE.  (Continued)

                  Annual maturities for the next five years are as follows:

                  Years Ending
                    March 31,
                  ------------
                      2002                                         $   84,654
                      2003                                             73,623
                      2004                                             79,367
                      2005                                             86,127
                      2006                                             93,167
                  Thereafter                                        1,075,513
                                                                   ----------

                                                                   $1,492,451
                                                                   ==========

                  Interest expense amounted to $28,910 and $-0- for the three months ending March 31, 2001 and 2000, respectively. In addition at March 31, 2001 the Company is in arrears on its mortgage principal payments for the 1st quarter of 2001 amounting to $16,593 plus unpaid interest of $28,910.



NOTE 12 -  DUE TO BANKS AND SUNDRY CREDITORS.

                  The Plan of Reorganization as discussed in note 3 included claims from two financial institutions in the amount of $4,000,000, as well as certain non-priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the year December 31, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims from the two financial institutions, which resulted in the recognition of forgiveness of debt amounting to $3,100,000.

            Additionally, the Company issued 467,531 shares of its common stock in satisfaction of liabilities resulting in forgiveness of debt of $168,216.

NOTE  13 -  12% CONVERTIBLE DEBENTURES.

                  During the quarter ending March 31, 2001, the Company received
            $225,000 from the sale of 12% convertible debentures through a private securities subscription agreement. The agreement calls for a maximum of $700,000 in debentures to be sold in $25,000 minimum increments. The debentures are collaterilized by a second trust deed up to the value of $700,000 in the Company's real property. The debentures have a maturity date of 190 days from the date of issue and allow the holders the option of converting 15% of their investment into the Company's common stock at $0.10 per share upon maturity. In addition each holder of a $25,000 unit shall be issued 10,000 shares of the Company's common stock upon subscription.

NOTE  14 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                  Accrued expenses and other current liabilities are comprised of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ---------   ------------

        Professional fees                              $  120,089     $   96,900
        Accrued writedown on mortgages held for sale       81,897              -
        Accrued compensation of employees                       -         52,206
        Accrued compensation of officers                  520,151        512,651
        Accrued finance costs -
          convertible debentures                           50,625              -
        General and administrative expenses               177,541         23,899
        Payroll taxes, penalties and interest             298,077        210,069
        Interest accrued on warehouse line                 28,909        150,402
                                                       ----------     ----------
                                                       $1,277,289     $1,046,127
                                                       ==========     ==========

                  Included in accrued compensation of officers is $405,150 which represents the aggregate compensatory element of stock bonuses to be issued pursuant to employment agreements entered into, subsequent to the effective date of the Plan.



NOTE 15 -   COMMITMENTS AND CONTINGENCIES.

            (a)   Leases:

                  In January 2000, the Company's wholly owned subsidiary,
            Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

                      Years Ending
                        March 31,

                           2002                            $151,635
                           2003                             159,150
                           2004                             167,091
                           2005                             129,942
                                                           --------
                                                           $607,818
                                                           ========

                  Rent expense amounted to $39,310 and $16,133 for the three months ended March 31, 2001 and 2000, respectively.

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

                  Included in the results of operations is $58,667 and $72,324 for the three months ended March 31, 2001 and 2000, respectively, for compensation due to the officers under the terms of the contracts. At March 31, 2001, $520,151 remains unpaid of which $7,500 applies to 2001 and $512,651 applies to 2000 and prior.

                  In July 2000, the Company entered into an employment contract with an individual to become the Company's Chief Financial Officer ("CFO"). The contract is for a period of three years and provides for a base salary of $120,000 per annum for the first year. Salary increases and cash bonuses, if any, shall be determined by The Board of Directors. This contract was verbally amended in August 2000 to allow for the CFO to receive stock options. The manner of granting the options, the number of shares under option, the per share price of the option are currently under negotiation.

                  In March 2001, the Company entered into an employment contract with an individual to become the president of ("FUMB"). The contract is for a period of three years and provides for a base salary of $130,000 per annum for the first year. Salary increases shall be determined by the Board of Directors on an annual basis. The individual has agreed to purchase 375,000 shares of the Company's common stock at a price of $0.20 per share for a total of $75,000. The March 31, 2001 financial statements give recognition to the shares as being issued. In addition the contract allows for a stock bonus to be issued to the individual each year during the employment contract. The terms call for the Company to issue shares of its common stock, the number of shares determined by taking the earnings before income tax and depreciation of FUMB and multiplying that number by 8.5%. The quotient shall be divided by the mean bid/ask price of the Company's common stock for the month following the anniversary date of the executives employment contract. The individual shall have at his option the right to take up to 15% of the stock bonus in cash.

            (c)   Mortgage Loans Held for Sale:

                  The Company sells mortgage loans on a non-recourse basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year.

NOTE 16 -   LIIGATION.

                  An officer, and two of his relatives who were formerly
            employed by the Company have filed suit against the Company for unpaid wages and other matters. The Company is vigorously defending the action while considering opportunities to settle the matter. The minimum potential cost to the Company is not readily determinable because all the plaintiffs have not made demand nor disclosed their damages. Management is of the opinion this suit will not have a material impact on the financial statements.



NOTE 17 -  INCOME TAXES.

                  The Company and its wholly owned subsidiaries file a
            consolidated federal income tax return. As of December 31, 2000, the Company and its subsidiaries have a net operating loss carryforward of approximately $21,000,000 available to reduce future taxable income through the year 2020. The Company's ability to utilize its net operating loss carryforward could be limited following a change in ownership in excess of 50%, which resulted from the Company's reorganization and recapitalization under the Plan. The Company has fully reserved its deferred tax asset due to the uncertainty about its ability to utilize it in future periods.

NOTE 18 -   STOCKHOLDERS' EQUITY.

            (a)   Common Stock:

                  In February 2001 the Board of Directors approved the issuance of 375,000 shares of the Company's common stock to a board member in consideration of an advance made by him to the Company. The issuance at this stock resulted in a charge to operations of $25,000 for financial costs.

                  In conjunction with an employment contract between the Company and an individual 375,000 shares of common stock were issued for $25,000 cash and a subscription receivable for $50,000 pursuant to the terms of the agreement.

                  In March 2001 the Company issued 90,000 shares of its common stock for $225,000 in conjunction with the issuance of 12% convertible debentures.

            (b)   Warrants:

                  During the three months ended March 31, 2001 in connection with loans made to the Company by an individual, the Company issued 10,000 and 5,000 common stock purchase warrants both exercisable at $.18 per share, as an inducement to make the loans. The warrants are exercisable for a period of one year expiring on February 9, 2002 and February 22, 2002, respectively.

                  At March 31, 2001 the Company had outstanding warrants
            entitling the holders to purchase common stock as follows:


                                   Exersise                Expiration
            Number of               Price                     Date
             Shares                (Range)              (Fiscal Year End)
            ---------           -------------           -----------------
              476,000           $0.08 - $0.41           December 31, 2001
            3,382,143           $0.18 - $1.44           December 31, 2002
              110,000               $0.39               December 31, 2003
            1,750,000           $0.15 - $0.50           December 31, 2005

                  The warrants are not valued in the financial statements as the amounts are immaterial.

NOTE 19 -   SEGMENT INFORMATION.

                  The Company is engaged in two segments; residential mortgage lending and licensing of proprietary computer software solutions.


                                                       Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                    2001              2000
                                               ------------       ------------
            Revenues:
              Mortgage lending                 $    661,000       $         --
              Licensing computer software            77,000            124,000
              Other                                  58,000                 --
                                               ------------       ------------
                                               $    796,000       $    124,000
                                               ============       ============
            Operating income (loss):
              Mortgage lending                 ($    73,000)      $         --
              Licensing computer software          (146,000)           (89,000)
              Other                                (198,200)          (119,000)
                                               ------------       ------------
                                               ($   417,200)      ($   208,000)
                                               ============       ============

                                                  March 31,        December 31,
                                                    2001               2000
                                                ------------       ------------
            Identifiable assets:
              Mortgage lending                 $  5,975,000       $ 16,937,000
              Licensing computer software         1,575,000          1,607,000
              Other                               3,637,000          3,542,000
              Eliminations                       (4,028,000)        (3,944,000)
                                               ------------       ------------
                                               $  7,159,000       $ 18,142,000
                                               ============       ============