Form 10QSB
period 2001-06-30
CFI MORTGAGE INC
filed 2001-08-20
CIK 1036071

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                  FORM 10-QSB


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________________ to _____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


             31,831,780 shares, $.01 par value, as of June 30, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (Unaudited)


                                   I N D E X
                                   ---------


                                                                                                        Page No.
                                                                                                        --------
Part I  - Financial Information:

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets
                   As at June 30, 2001 and December 31, 2000 ..................................         F-3 - F-4


                   Consolidated Statements of Operations
                   For the Six and Three Months Ended
                   June 30, 2001 and 2000 .....................................................            F-5


                   Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended June 30, 2001 .....................................            F-6


                   Consolidated Statements of Cash Flows
                   For the Six Months Ended June 30, 2001 and 2000 ............................         F-7 - F-8


                   Notes to Consolidated Financial Statements .................................        F-9 - F-25


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............................        F-?? - F-??



Part II - Other Information:

                   Item 3 Through Item 9 - Not Applicable .....................................           F-??

                   Signatures .................................................................           F-??


                       CFI MORTGAGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                  A S S E T S
                                  -----------

                                                         June 30,    December 31,
                                                           2001         2000
                                                       -----------   ------------
Current assets:
  Cash                                                 $   151,417   $    33,547
  Mortgage loans held for sale                                --      13,149,612
  Accounts receivable                                      115,162        20,428
  Note receivable                                          100,000          --
  Rent receivable                                          230,148       115,075
  Due from related parties                                  85,726        85,726
  Deferred finance costs                                    67,213          --
  Prepaid expenses and other current assets                 24,095        17,811
                                                       -----------   -----------
        Total current assets                               773,761    13,422,199
                                                       -----------   -----------

Property and equipment, at cost, less accumulated
  depreciation of $160,230 and $97,524, respectively     2,806,255     2,854,833
                                                       -----------   -----------

Other assets:
  Investments - at equity                                  120,000       120,000
  Capitalized software development costs,
    less accumulated amortization of $281,850
    and $230,368, respectively                             232,967       284,450
  Goodwill, less accumulated amortization
    of $194,380 and $123,666, respectively               1,270,700     1,341,414
  Notes receivable                                            --         100,000
  Security deposits                                         12,205        18,955
                                                       -----------   -----------
        Total other assets                               1,635,872     1,864,819
                                                       -----------   -----------

                                                       $ 5,215,888   $18,141,851
                                                       ===========   ===========



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
Current liabilities:
  Warehouse bank line of credit                    $       --      $ 12,727,195
  Accounts payable                                      215,680         153,744
  Current portion of mortgage payable                   102,301          66,754
  Note payable - bank                                   116,622            --
  Due to affiliated company                             156,282         150,135
  Due to related party                                  182,285            --
  Due to officer                                         30,806         206,068
  Notes payable - other                                 375,000         138,500
  Convertible debentures payable                        350,000            --
  Accrued expenses and other current liabilities      1,609,730       1,046,127
                                                   ------------    ------------
        Total current liabilities                     3,138,706      14,488,523
                                                   ------------    ------------

Mortgage payable - long-term portion                  1,390,150       1,425,697
                                                   ------------    ------------

Deferred income                                            --           221,058
                                                   ------------    ------------

Commitments and contingencies                              --              --

Stockholders' equity:
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 31,831,780                 318,317         263,311
      and 26,331,151, respectively
  Preferred stock, no par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2 shares                 1,721,596       1,721,596
  Additional paid-in capital                          7,648,633       7,066,321
  Accumulated deficit                                (8,905,697)     (6,998,838)
                                                   ------------    ------------
                                                        782,849       2,052,390
  Less:  Stock subscriptions receivable                 (95,817)        (45,817)
                                                   ------------    ------------
         Total stockholders' equity                     687,032       2,006,573
                                                   ------------    ------------

                                                   $  5,215,888    $ 18,141,851
                                                   ============    ============



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 For the Six Months Ended       For the Three Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
Revenues:
  Commissions, fees and interest - mortgages   $    683,073    $    172,681    $     22,028    $    172,681
  Software                                          245,854         255,854         168,883         131,705
  Rental income                                     115,071           7,470          57,535           7,470
                                               ------------    ------------    ------------    ------------
Total revenues                                    1,043,998         436,005         248,446         311,856
                                               ------------    ------------    ------------    ------------

Expenses:
  Selling                                           549,779         179,776         199,665         151,593
  General and administrative                      1,666,677       1,303,528       1,031,664       1,007,385
  Interest                                          269,721          16,389          42,086           8,328
  Loss on sale of mortgages and other fees          388,168            --           388,168            --
                                               ------------    ------------    ------------    ------------
Total expenses                                    2,874,345       1,499,693       1,661,583       1,167,306
                                               ------------    ------------    ------------    ------------

Loss from operations                             (1,830,347)     (1,063,688)     (1,413,137)       (855,450)
                                               ------------    ------------    ------------    ------------

Other income (expense):
  Financial costs                                   (76,512)       (405,460)        (51,512)       (405,460)
  Settlement fee from cancelled acquisition            --           100,000            --              --
  Write-down of investments                            --          (105,000)           --          (105,000)
                                               ------------    ------------    ------------    ------------
Total other income (expense)                        (76,512)       (410,460)        (51,512)       (510,460)
                                               ------------    ------------    ------------    ------------

Loss before extraordinary gain                   (1,906,859)     (1,474,148)     (1,464,649)     (1,365,910)

Extraordinary gain - forgiveness of debt               --         4,371,979            --         4,301,439
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $ (1,906,859)   $  2,897,831    $ (1,464,649)   $  2,935,529
                                               ============    ============    ============    ============


Basis earnings (loss) per common share:
  Loss before extraordinary gain               $ (1,906,859)   $ (1,474,148)   $ (1,464,649)   $ (1,365,910)
  Extraordinary gain                                   --         4,371,979            --         4,301,439
                                               ------------    ------------    ------------    ------------

Net income (loss) available
  for common shareholders                      $ (1,906,859)   $  2,897,831    $ (1,464,649)   $  2,935,529
                                               ============    ============    ============    ============

Weighted average shares - basic                  27,967,462      14,482,512      29,590,220      14,058,497
                                               ============    ============    ============    ============


Earnings (loss) per share - basic:
  Loss per share from continuing
    operations before extraordinary gain       $       (.07)   $       (.10)   $       (.05)   $       (.10)
  Extraordinary gain                                   --               .30            --               .31
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $       (.07)   $        .20    $       (.05)   $        .21
                                               ============    ============    ============    ============


Weighted average shares - diluted                27,967,462      16,098,919      29,590,220      15,788,472
                                               ============    ============    ============    ============

Earnings (loss) per share - diluted:
  Loss per share from continuing
    operations before extraordinary gain       $       (.07)   $       (.09)   $       (.05)   $       (.08)
  Extraordinary gain                                   --               .27            --               .27
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $       (.07)   $        .18    $       (.05)   $        .19
                                               ============    ============    ============    ============



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)


                                                    Common Stock              Preferred Stock         Additional
                                             -------------------------   -------------------------     Paid-In     Accumulated
                                                Shares        Amount        Shares        Amount       Capital       Deficit
                                             -----------   -----------   -----------   -----------   -----------   -----------
Balance - January 1, 2001                     26,331,151   $   263,311             2   $ 1,721,596   $ 7,066,321   $(6,998,838)

Shares to be issued as repayment
  of advance                                     375,000         3,750          --            --          81,250          --

Shares to be issued pursuant to employment
  contract and purchase of stock                 250,000         2,500          --            --          47,500          --

Shares issued  pursuant to employment
  contract and purchase of stock                 125,000         1,250          --            --          23,750          --

Shares issued for sale of
  convertible debentures                         140,000         1,400          --            --          33,300          --

Shares issued for employee compensation        4,455,711        44,557          --            --         373,389          --

Shares issued for services rendered
  and a prior year liability                     100,000         1,000          --            --          15,000          --

Shares issued against prior
  period liabilities                              14,918           149          --            --           2,123          --

Shares to be issued in consideration
  for note payable                                40,000           400          --            --           6,000          --

Net loss for the six months
  ended June 30, 2001                               --            --            --            --            --      (1,906,859)
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance - June 30, 2001                       31,831,780   $   318,317             2   $ 1,721,596   $ 7,648,633   $(8,905,697)
                                             ===========   ===========   ===========   ===========   ===========   ===========


                                                 Stock
                                             Subscriptions
                                               Receivable       Total
                                             -------------   -----------
Balance - January 1, 2001                     $   (45,817)   $ 2,006,573

Shares to be issued as repayment
  of advance                                         --           85,000

Shares to be issued pursuant to employment
  contract and purchase of stock                  (50,000)          --

Shares issued  pursuant to employment
  contract and purchase of stock                     --           25,000

Shares issued for sale of
  convertible debentures                             --           34,700

Shares issued for employee compensation              --          417,946

Shares issued for services rendered
  and a prior year liability                         --           16,000

Shares issued against prior
  period liabilities                                 --            2,272

Shares to be issued in consideration
  for note payable                                   --            6,400

Net loss for the six months
  ended June 30, 2001                                --       (1,906,859)
                                              -----------    -----------

Balance - June 30, 2001                       $   (95,817)   $   687,032
                                              ===========    ===========



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   For the Six
                                                                   Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Cash flows from operating activities:
  Net income (loss) from operations                        $ (1,906,859)   $  2,897,831
                                                           ------------    ------------
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Writedown of investment                                        --           105,000
    Loss on sale of mortgages and other fees                    243,168            --
    Forgiveness of debt                                            --        (4,371,979)
    Deferred income                                            (221,058)           --
    Rent receivable                                            (115,073)           --
    Depreciation and amortization                               184,903          98,851
    Financial costs                                              76,512         405,460
    Common stock issued for salaries and other expenses         458,946          43,280
    Interest accrued on related party loans                       6,147           6,152
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Mortgage loans held for sale                           12,906,444            --
      Accounts receivable                                       (94,734)         52,306
      Prepaid expenses and other current assets                  (6,284)         (3,124)
      Security deposits                                           6,750         (10,315)
      Accounts payable                                           61,936          39,889
      Accrued expenses and other current liabilities            463,250         597,694
                                                           ------------    ------------
  Total adjustments                                          13,970,907      (3,036,786)
                                                           ------------    ------------

Net cash provided by (used in) operating activities          12,064,048        (138,955)
                                                           ------------    ------------

Cash flows from investing activities:
  Software development costs                                       --          (115,969)
  Expenditures for property and equipment                       (14,128)        (40,918)
                                                           ------------    ------------
Net cash used in investing activities                           (14,128)       (156,887)
                                                           ------------    ------------

Cash flows from financing activities:
  Due to related party                                            7,023            --
  Warehouse bank line of credit                             (12,727,195)           --
  Note payable - bank                                           116,622            --
  Proceeds from private placement                                  --           495,083
  Proceeds from convertible debentures                          350,000            --
  Mortgage payable                                                 --            (4,930)
  Common stock issued                                            85,000          20,000
  Notes payable - other                                         236,500            --
  Due to affiliate                                                 --            (2,000)
                                                           ------------    ------------
Net cash provided by (used in) financing activities         (11,932,050)        508,153
                                                           ------------    ------------

Net increase in cash                                            117,870         212,311

Cash at beginning of period                                      33,547           7,574

Cash of subsidiary                                                 --             2,466
                                                           ------------    ------------

Cash at end of period                                      $    151,417    $    222,351
                                                           ============    ============



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                  (Unaudited)


                                                              For the Six
                                                              Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2001          2000
                                                        -----------   ----------

                                                               2001         2000
                                                        -----------   ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Income taxes                                        $      --     $     --
                                                        ===========   ==========

    Interest                                            $   269,721   $   10,238
                                                        ===========   ==========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Common stock issued in satisfaction of liabilities    $      --     $2,352,837
                                                        ===========   ==========

  Common stock issued for convertible
    debenture finance costs                             $    34,700   $     --
                                                        ===========   ==========

  Common stock issued for salaries and other expenses   $      --     $   43,480
                                                        ===========   ==========

  Common stock issued for investment
    in First Mortgage Securities, Inc.                  $      --     $  225,000
                                                        ===========   ==========

  Preferred stock issued for acquisition
    of two wholly owned subsidiaries                    $      --     $2,292,939
                                                        ===========   ==========

  Transfer of interest in notes payable
    from officer to related party                       $   175,262   $     --
                                                        ===========   ==========

  Deferred financing costs                              $    77,625   $     --
                                                        ===========   ==========



                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 3O, 2001
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

                      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnote required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the six months and three months ended June 30, 2001 and 2000. The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                      Amortization of capitalized software development costs amounted to $51,482 and $29,109 for the six months ended June 30, 2001 and 2000, respectively, and $25,741 and $18,464 for the three months ended June 30, 2001 and 2000, respectively.


           (f)        Mortgage Loans Held for Sale:

                      Mortgage loans are carried at the lower of cost or market determined on an aggregate basis.


           (g)        Sale of Loans:

                      Premiums received from investors are recognized as revenue upon the sale of mortgage loans when all of the incidence of ownership passes to the permanent investor.

           (h)        Goodwill:

                      In conjunction with the Company's acquisition of a 100% interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,347,880. The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in the acquisition of the buildings over a period of 15 years. Amortization expense charged to operations amounted to $70,714 and $53,621 for the six months ended June 30, 2001 and 2000, respectively, and $35,553 and $29,563 for the three months ended June 30, 2001 and 2000, respectively.

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

                      Diluted loss per share has not been presented in the financial statements for the six and three months ended June 30, 2001, as the effect of including the common stock equivalents would be antidilutive for these periods.

           (j)        Earnings (loss) Per Common Share: (Continued)

                      Below is the calculation of basic and diluted earnings per share of the periods presented in the financial statements.


                                     For the Six Months Ended      For the Three Months Ended
                                              June 30,                      June 30,
                                    ---------------------------   ---------------------------
                                        2001           2000           2001           2000
                                    ------------    -----------   ------------    -----------
Net income (loss) available
  to common stockholders            $ (1,906,859)   $ 2,897,831   $ (1,464,649)   $ 2,935,529
                                    ============    ===========   ============    ===========

Weighted average shares               27,967,462     14,482,512     29,590,220     14,058,497
  outstanding - basic
Warrants                                    --        1,616,407           --        1,729,975
                                    ------------    -----------   ------------    -----------

Weighted average shares
  outstanding - diluted               27,967,462     16,098,919     29,590,220     15,788,472
                                    ============    ===========   ============    ===========

Earnings (loss) per common share:

  Basic                             $       (.07)   $       .20   $       (.05)   $       .21
                                    ============    ===========   ============    ===========

  Diluted                           $       (.07)   $       .18   $       (.05)   $       .19
                                    ============    ===========   ============    ===========


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

                      In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Accounting for Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 requires that goodwill existing at the date of adoption to be reviewed for possible impairment and the impairment tests to be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill will cease on January 1, 2002. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized $70,714 of goodwill amortization.

NOTE  3 -  FORGIVENESS OF DEBT.

                      On July 6, 1999, pursuant to the filing of Chapter 11 by the Company, the Court confirmed a plan of reorganization effective August 2, 1999 (the "Plan"), whereby creditors' claims that were approved by the Court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result of the satisfaction of the pre-petition liabilities, the Company has recognized forgiveness of debt in the amount of $-0- and $4,371,979 for the six months ended June 30, 2001 and 2000, respectively, and $-0- and $4,301,439 for the three months ended June 30, 2001 and 2000, respectively.



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

                      The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of June 30, 2001, the Company has contributed $229,000 of the total due to be contributed.

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

           (d) On April 28, 2000, the Company formed a wholly-owned subsidiary Monetech, Inc. for the purpose of acquiring the net assets of RJ Systems, Inc., a software development company. In March 2001 the Company determined that this acquisition would not be beneficial to its future plans and has decided not to pursue the acquisition. Monetech, Inc. will continue as an inactive company, to be used for future acquisitions the Company may be involved with.

NOTE  5 -  PROPERTY AND EQUIPMENT.

                      Property and equipment, at cost, consists of the following:

                                               June 30,   December 31,
                                                 2001         2000
                                              ----------  ------------

           Buildings                          $2,550,000   $2,550,000
           Leasehold improvements                 15,031       15,031
           Furniture                             217,661      217,661
           Computer equipment                    129,508      115,381
           Office equipment                       54,285       54,284
                                              ----------   ----------
                                               2,966,485    2,952,357
           Less: Accumulated depreciation
                   and amortization              160,230       97,524
                                              ----------   ----------

                                              $2,806,255   $2,854,833
                                              ==========   ==========

                      Depreciation and amortization expense amounted to $62,976 and $16,121 for the six months ended June 30, 2001 and 2000, respectively, and $31,357 and $10,595 for the three months ended June 30, 2001 and 2000, respectively.



NOTE  6 -  RELATED PARTY TRANSACTIONS.

           (a) For the six months ended June 30, 2001, all of the rental income was derived from a company owned by a preferred stockholder of the Company. The Company was due $230,148 and $115,075 at June 30, 2001 and December 31, 2000,
                      respectively from this company for rent and is reflected in the financial statements as a current asset. In addition there is a note receivable from this company in the amount of $100,000. The note receivable with accrued interest at 6% is due on March 31, 2002. This company has filed under Chapter 7 of the United States Bankruptcy Code. Neither the lease or the note have been included in the petitioner's schedule of debts submitted to the court. Management of the Company expects full recovery of both amounts. Should the Company be unsuccessful in asserting these claims, it believes it can offset them against certain stock rights the individual has been granted by the Company in the aforementioned acquisition of the Indiana property. The ultimate resolution of these events are undeterminable as of the date of this report.

                      As of June 30, 2001, the Company owes this preferred stockholder $175,262. The notes payable were originally issued to an officer of the Company who has assigned his rights to the aforementioned individual.

           (b) The Company has made advances to two individuals, one of whom is a former director of the Company. The balance amounted to $85,726 at each of June 30, 2001 and December 31, 2000. The advances are due on demand and there has been no interest charged on the outstanding balances.

           (c) The Company had a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $156,282 and $150,135 at June 30, 2001 and December 31, 2000, respectively. The balances include accrued interest of $18,547 and $12,400, respectively.

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



NOTE  7 -  NOTE PAYABLE - BANK.

                      The note is payable in twelve monthly installments of approximately $11,800 including interest at a rate of prime plus 2% beginning June 2001.



NOTE  8 -  DUE TO OFFICER.

                      During the period ended December 31, 2000, the Company received advances from an officer totaling $200,000 of which $170,000 plus interest was assigned to a preferred stockholder of the Company. The remaining loan balance is payable on demand and bears interest at 9% per annum.



NOTE  9 -  WAREHOUSE LINE OF CREDIT.

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

                      As of February 13, 2001 the financial institution terminated the warehouse line of credit due in part to the unauthorized misrepresentation of a former officer of the Company. As a result of this default the outstanding principal balance, accrued interest and fees became due. As of the report date, the Company has sold all of the collateral mortgages and repaid the institution in full.

                      The terms of the credit facility called for an interest rate at the bank's prime rate. Interest expense on the warehouse line amounted to $200,000 and $-0- for the six months ended June 30, 2001 and 2000, respectively, and $4,000 and $-0- for the three months ended June 30, 2001 and 2000, respectively.

                      In addition, for the six months and three months ended June 30, 2001 the Company charged operations for approximately $227,000 and $145,000 to recognize the loss on the mortgages sold with recourse.

                      In May 2001, the Company obtained a $3,000,000 warehouse credit facility with a new institution, whereby advances will be available up to the extent of the loan limit based upon submitted mortgage documents which collateralize the loan. The terms of the credit facility call for interest to be charged on the unpaid amount of advances made to the Company at variable rates consisting of the published "One Month LIBOR rate" plus some applicable margin as determined by the bank based on the type of mortgage. At June 30, 2001, the interest rates ranged from 8.09% to 9.09%. In addition, the Company must pay a transaction fee with respect to the mortgage loans funded. At June 30, 2001 there have been no mortgages closed by the Company and submitted for funding under this new credit facility.



NOTE 10 -  MORTGAGE PAYABLE.

                      The mortgage is payable in monthly installments of $15,168 including interest at 7.75% with a final payment due on December 31, 2014. The buildings collateralize the mortgage, and in addition, the sellers remain primarily liable. The mortgage balance consists of the following:

                                            June 30,      December 31,
                                              2001            2000
                                           ----------     ------------
           Current portion                 $  102,301      $   66,754
           Long-term portion                1,390,150       1,425,697
                                           ----------      ----------

                                           $1,492,451      $1,492,451
                                           ==========      ==========

                      Annual maturities for the next five years are as follows:

          Years Ending
            June 30,
          ------------
              2002                               $  102,301
              2003                                   75,095
              2004                                   80,954
              2005                                   87,850
              2006                                   95,031
           Thereafter                             1,051,220
                                                 ----------
                                                 $1,492,451
                                                 ==========

                      Interest expense amounted to $57,832 and $-0- for the six months ended June 30, 2001 and 2000, respectively, and $28,922 and $-0- for the three months ended June 30, 2001 and 2000, respectively. In addition, at June 30, 2001 the Company is in arrears on its mortgage principal payments for the first and second quarters of 2001 amounting to $35,547 plus unpaid interest of $55,456 and the bank has begun foreclosure proceedings.



NOTE 11 -  DUE TO BANKS AND SUNDRY CREDITORS.

                      The Plan of Reorganization as discussed in note 3 included claims from two financial institutions in the amount of $4,000,000, as well as certain non-priority claims from present and former employees for unpaid compensation up to the petition date amounting to $83,328. During the year ended December 31, 2000, the Company issued 2,400,000 shares of its common stock in satisfaction of the claims from the two financial institutions, which resulted in the recognition of forgiveness of debt amounting to $3,100,000. Additionally, the Company issued 467,531 shares of its common stock in satisfaction of liabilities resulting in forgiveness of debt of $168,216.



NOTE 12 - 12% CONVERTIBLE DEBENTURES.

                      During the six months ended June 30, 2001, the Company received $350,000 from the sale of 12% convertible debentures through a private securities subscription agreement. The agreement calls for a maximum of $700,000 in debentures to be sold in $25,000 minimum increments. The debentures are collateralized by a second trust deed up to the value of $700,000 in the Company's real property. The debentures have a maturity date of 190 days from the date of issue and allow the holders the option of converting 15% of their investment into the Company's common stock at $0.10 per share upon maturity. In addition each holder of a $25,000 unit shall be issued 10,000 shares of the Company's common stock upon subscription.

NOTE 13 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                      Accrued expenses and other current liabilities are comprised of the following:

                                                       June 30,     December 31,
                                                         2001           2000
                                                      ----------    ------------
Professional fees                                     $  146,899     $   96,900
Accrued writedown on mortgages held for sale             145,000           --
Accrued compensation of employees                           --           52,206
Accrued compensation of officers                         527,651        512,651
Accrued finance costs -
  convertible debentures                                  77,625           --
General and administrative expenses                      237,883         23,899
Payroll taxes, penalties and interest                    474,672        210,069
Interest accrued on warehouse line                          --          150,402
                                                      ----------     ----------

                                                      $1,609,730     $1,046,127
                                                      ==========     ==========

                      Included in accrued compensation of officers is $405,150, which represents the aggregate compensatory element of stock bonuses to be issued pursuant to employment agreements entered into, subsequent to the effective date of the Plan.



NOTE 14 -  COMMITMENTS AND CONTINGENCIES.

           (a)        Leases:

                      In January 2000, the Company's wholly owned subsidiary, Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

          Years Ending
            June 30,
          ------------
              2002                                  $153,482
              2003                                   161,114
              2004                                   169,148
              2005                                    86,627
                                                    --------
                                                    $570,371
                                                    ========

                      Rent expense amounted to $96,185 and $50,288 for the six months ended June 30, 2001 and 2000, respectively, and $58,875 and $34,155 for the three months ended June 30, 2001 and 2000, respectively.

           (b)        Employment Contracts:

                      In August 1999, the Company entered into employment contracts with the (then) four officers. The contracts provided for annual base salaries and escalation clauses. They also provided for mandatory cash bonuses accruable ratably throughout the year and payable at the end of each fiscal year. The contracts also included a provision, which granted each of the four individuals a stock bonus equal to 5% of the Company's common stock issued during each fiscal year of the contract. The mandatory cash bonuses were accrued throughout fiscal year and payable at the end of the year. Each of the individuals were given the option to take the bonus in shares of the Company's common stock, valued at a 50% discount to the average closing bid price for the five trading days immediately after the close of the fiscal year.

                      In November 2000, the Company's corporate counsel advised management that the stock bonus provision of the employment contracts was illegal under Delaware corporate law. Accordingly, in December 2000, the Company's Board of Directors voted to terminate this provision retroactively to January 1, 2000. As a result of the board's action, the Company' reversed approximately $539,000 of compensation in the fourth quarter that had been accrued through September 30, 2000.

                      In September 2000, one of the above individuals and in December 2000 two of the other individuals covered by these employment contracts were terminated for cause. All other compensation due these individuals under the agreements has been accrued to the date of termination.

                      Included in the results of operations is $120,668 and $679,017 for the six months ended June 30, 2001 and 2000, respectively, and $62,001 and $606,693 for the three months ended June 30, 2001 and 2000, respectively, for compensation due to the officers under the terms of the contracts. At June 30, 2001, $527,651 remains unpaid of which $15,000 applies to 2001 and $512,651 applies to 2000 and prior.

                      In July 2000, the Company entered into an employment contract with an individual to become the Company's Chief Financial Officer ("CFO"). The contract is for a period of three years and provides for a base salary of $120,000 per annum for the first year. Salary increases and cash bonuses, if any, shall be determined by The Board of Directors.

                      In March 2001, the Company entered into an employment contract with an individual to become the president of ("FUMB"). The contract is for a period of three years and provides for a base salary of $130,000 per annum for the first year. Salary increases shall be determined by the Board of Directors on an annual basis. The individual has agreed to purchase 375,000 shares of the Company's common stock at a price of $0.20 per share for a total of $75,000. The June 30, 2001 financial statements give recognition to the shares as being issued. In addition the contract allows for a stock bonus to be issued to the individual each year during the employment contract. The terms call for the Company to issue shares of its common stock, the number of shares determined by taking the earnings before income tax and depreciation of FUMB and multiplying that number by 8.5%. The quotient shall be divided by the mean bid/ask price of the Company's common stock for the month following the anniversary date of the executives employment contract. The individual shall have at his option the right to take up to 15% of the stock bonus in cash.


           (c)        Mortgage Loans Held for Sale:

                      The Company sells mortgage loans on a non-recourse basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year. At June 30, 2001, the Company has a provision of $145,000 for the settlement of future loan losses.



NOTE 15 - 401(k) PLAN.

                      The Company has in place a contributory 401(k) plan for its eligible employees. Employer contributions are at the discretion of the Board of Directors. The employer contribution was $13,073 and $-0- for the six months ended June 30, 2001 and 2000, respectively, and $6,000 and $-0- for three months ended June 30, 2001 and 2000, respectively.



NOTE 16 - LIIGATION.

                      A former Director of the Company has filed suit against the Company and the Company's "CEO" for breaches of contracts and return of personal property. The parties intend to have a settlement conference during September 2001. Should the parties be unable to settle at that time the Company is prepared to vigorously defend the action. Management is of the opinion this suit will not have a material impact on the financial statements.

                      Additionally, the Company is involved in a disputed mechanic's lien on its properties owned in Evansville Indiana. From January 1, 2001, the Company has not made any payments on the mortgages on these properties and the bank has begun foreclosure proceedings. Presently, the Company is marketing the properties in an attempt to pay off the underlying mortgages and then litigate the disputed mechanic's lien. In the opinion of management the value of the properties will be sufficient to pay the underlying mortgages and satisfy the mechanic's lien.

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



NOTE 18 -  STOCKHOLDERS' EQUITY.

           (a)        Common Stock:

                      In February 2001 the Board of Directors approved the issuance of 375,000 shares of the Company's common stock to a board member in consideration of an advance made by him to the Company. The issuance of this stock resulted in a charge to operations of $25,000 for financial costs.

                      In conjunction with an employment contract between the Company and an individual 375,000 shares of common stock were issued for $25,000 cash and a subscription receivable for $50,000 pursuant to the terms of the agreement.

                      In conjunction with the issuance of 12% convertible debentures, the Company has issued 140,000 shares of its common stock for $350,000.

                      In April 2001, the Board of Directors approved the issuance of 4,455,711 shares of the Company's common stock to three individuals. 3,800,000 shares were issued to a board member pursuant to a board resolution. The issuance of this stock resulted in a charge to operations of $356,440 for compensation. The remaining 655,711 shares were issued to two individuals, both officers of the Company in accordance with employment agreements in effect. The issuance of these shares resulted in a charge to operations of $61,506 for compensation.

                      In April 2001, the Company issued 14,918 shares of its common stock to an individual in satisfaction of a liability that had been included in the Company's previous bankruptcy filing.

                      In June 2001, the Company issued 100,000 shares of its common stock to an individual for services rendered. The issuance of these shares resulted in a charge to operations of $11,250 for professional fees.

                      The Company issued 40,000 shares of its common stock to an individual in consideration of an advance made by him to the Company. The issuance of this stock resulted in a charge to operations of $6,400 for financial costs.

           (b)        Warrants:

                      During the six months ended June 30, 2001 in connection with loans made to the Company by an individual, the Company issued 10,000 and 5,000 common stock purchase warrants both exercisable at $.18 per share, as an inducement to make the loans. The warrants are exercisable for a period of one year expiring on February 9, 2002 and February 22, 2002, respectively.

                      At June 30, 2001 the Company had outstanding warrants entitling the holders to purchase common stock as follows:

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

NOTE 19 -  SEGMENT INFORMATION.

                      The Company is engaged in two segments; residential mortgage lending and licensing of proprietary computer software solutions.


                                     Six Months Ended             Three Months Ended
                                         June 30,                      June 30,
                                --------------------------    --------------------------
                                   2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
Revenues:
  Mortgage lending              $   683,000    $   173,000    $    22,000    $   173,000
  Licensing computer software       246,000        356,000        169,000        132,000
  Other                             115,000          7,000         57,000          7,000
                                -----------    -----------    -----------    -----------

                                $ 1,044,000    $   536,000    $   248,000    $   312,000
                                ===========    ===========    ===========    ===========

Operating loss:
  Mortgage lending              $  (996,000)   $  (146,000)   $  (923,000)   $  (117,000)
  Licensing computer software      (305,000)      (365,000)      (159,000)      (293,000)
  Other                            (575,000)      (553,000)      (376,800)      (445,000)
                                -----------    -----------    -----------    -----------

                                $(1,876,000)   $(1,064,000)   $(1,458,800)   $  (855,000)
                                ===========    ===========    ===========    ===========


                                  June 30,      December 31,
                                    2001            2000
                                ------------    ------------

Identifiable assets:
  Mortgage lending              $  3,493,000    $ 16,937,000
  Licensing computer software      1,572,000       1,607,000
  Other                            3,616,000       3,542,000
  Eliminations                    (3,465,000)     (3,944,000)
                                ------------    ------------

                                $  5,216,000    $ 18,142,000
                                ============    ============



NOTE 20 -  SUBSEQUENT EVENT.

                      On July 19, 2001, the Company signed an agreement with another company, whereby ("FUMB") would provide mortgage banking services and in return receive a non-exclusive license to utilize the Company's software to process wholesale and retail mortgages. This software will allow ("FUMB") to process mortgage loan applications and generate a loan package for review by a mortgage underwriter. In addition ("FUMB") will receive assistance in the marketing of its other mortgage banking services.

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

Mortgage Operations

General. The Company underwrites residential mortgage loans originated directly through its own marketing efforts and by independent, licensed mortgage brokers. The Company may also purchase home mortgage loans. Typically the Company sells or resells residential mortgage loans, which it holds in its portfolio, on an individual or bulk basis to individual investors and to institutional investors. The Company underwrites and purchases conforming mortgage loans and non-conforming (sub prime) mortgage loans. Conforming mortgage loans meet the underwriting guidelines, and are insured by FNMA and FHLMC. FHA and VA loans are purchased by GNMA, and are federally insured. Non-conforming mortgage loans do not meet these agencies' underwriting guidelines due to credit impairment (limited or unfavorable credit history, including bankruptcy) of the borrower, higher loan-to-value ratio, debt-to-income ratio, unstable employment history, and self-employment. Non-conforming mortgage loans are priced to compensate for the additional credit risk. All second mortgage loans are non-conforming loans. The Company currently has mortgage banking licenses in thirty-five states, with approval pending in one additional state.

Funding. The Company maintains one or more lines of credit from which it funds the origination and purchase of mortgage loans. Commercial lenders and others extend the lines of credit. In the first quarter of 2001, the Company experienced a termination of a $15,000,000 revolving warehouse line of credit, at the time, its exclusive line with First Collateral Services, Inc. The termination was in part, due to unauthorized misrepresentation on the credit application of the office held by the Company's former executive officer who signed the application. Generally, the Company's lines of credit are secured by the mortgages purchased with proceeds from the lines, as well as a personal guarantee of the Company's Chief Executive Officer. In the second quarter of 2001, the Company was successful in obtaining a new $3,000,000 revolving warehouse line of credit agreement with PCFS Financial Services. The lender has indicated that future increases in the commitment amount will be considered based upon satisfactory performance of the line of credit. The company is currently pursuing additional warehouse lines of credit to augment its current line, and expects to have them in place in the third quarter of 2001.

In April 2001, the Company entered into a joint venture agreement with Tidalwave Holdings, Inc., which was to have provided the Company with $10,000,000 non-conforming (sub prime), and conforming revolving warehouse lines of credit. As a result of the inability of Tidalwave Holdings, Inc. to provide the Company with the revolving warehouse line of credit in the applicable states, this joint venture agreement was subsequently cancelled.

On July 19, 2001, the Company entered into an operating agreement with another publicly traded company, whereby First United MortgageBanc, Inc. would provide mortgage banking services and in return, the Company would receive a non-exclusive license to utilize software to process wholesale and retail mortgages, as well as assistance in the marketing of First United MortgageBanc, Inc.'s mortgage banking services.

Marketing. The Company makes first and second home mortgage loans, primarily to owners of single-family residences who use the loan proceeds for such purposes as home purchases, debt consolidation, home improvements and educational expenditures. The Company plans on marketing its mortgage loan products to homeowners by means of direct mail marketing and internet marketing techniques, supported by 50 state telemarketing capabilities, beginning in the third quarter of 2001. The Company believes that its methods of retail and wholesale loan origination are effective, diversified strategies that enable it to penetrate the conforming and non-conforming mortgage loan markets through multiple channels.

Brokerage. The Company provides mortgage-banking facilities to licensed mortgage brokers, funding at closing the residential mortgage loans, which they originate (wholesale mortgage lending). The Company seeks to develop and maintain continuing relationships with licensed mortgage brokers. For loans originated through licensed mortgage brokers, the application and necessary underwriting information is generally gathered by the broker and forwarded to the Company's underwriting department for approval before the loan is closed and funded. The Company believes that its wholesale lending operations will continue to constitute an important part of its business strategy and that its wholesale funding operations, when coupled with direct origination channels, should maximize the Company's potential growth and penetration of today's aggressive interest rate market.

Underwriting. The Company has implemented a comprehensive credit analysis system for its loan originations and purchases, which is designed to ensure that credit standards are maintained and consistent underwriting standards and procedures are followed. Creditworthiness is assessed through a variety of means, including calculating debt to income ratios, examining the applicant's employment status and income, and checking the applicant's employment and payment history with respect to any first mortgage on the property. The Company uses several procedures to verify information obtained from an applicant. In order to verify an applicant's employment status and income, the Company obtains verification from the applicant's employer. The Company requires self-employed borrowers to provide a copy of their tax returns and business licenses. The Company requires an independent appraisal. Loans in excess of $350,000 require two independent appraisals. The Company requires title insurance, and real property insurance for fire and flood, where applicable.

Mortgage loan sales. In general, the Company acquires and resells its mortgage loans. Sale of mortgage loan pools is generally referred to as the "secondary mortgage market". The Company sells these loans on a non-recourse basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year

Servicing. The Company has not been a loan servicing company. It has not retained the servicing rights for loans, which it sells in the secondary mortgage market. The Company does service the loans it owns until sold in the secondary mortgage market. Servicing includes receiving mortgage payments from borrowers, depositing cash received and posting payments to accounts for principal and interest, collection activities on past due accounts, ensuring that insurance is in place and taxes and insurance are paid, providing customer service and processing foreclosures. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to purchase insurance and pay taxes upon the borrower's default, which, if paid by the Company, are charged back to the borrower.

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

Regulation. The Company's operations are subject to local, state and federal regulation, including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act. In addition, the Company is subject to state laws and regulations, including licensing laws and regulations and usury laws, which limit the amount of interest and other charges lenders, can collect on loans. The Company is subject to the rules and regulations of the Federal Housing Administration ("FHA"), and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans, which it originates under programs governed by the respective agencies. The Company is subject to other laws and regulations, which establish eligibility criteria for mortgage loans prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, lenders such as the Company are required to submit annually to FHA, audited financial statements, and each state regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by FHA to assure compliance with all applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

Software

General. The Company develops, supplies and services comprehensive enterprise management systems for fleet ground transportation. The Company's principal software products are PC-based, DOS and Windows solutions marketed under the name TranWare to the taxi, courier, para-transit (non-emergency medical), shuttle and limousine industries. TranWare consists of the following product modules: dispatch management, scheduling and reservations, account billing/accounts receivable, driver cashiering/shifting, insurance claims management and vehicle maintenance. TranWare interfaces with a number of different wireless technologies (for communication between home base and vehicles on the road), as well as several general accounting software programs. The Company also customizes its software products to meet individual customer requirements, and provides training and support.
Software features. TranWare is a complete system, which allows transportation fleet operators to manage their entire operation with a seamless set of applications sharing a common interface and data structure. The Company's system is enhanced by AutoDisp, a program developed by the Company for mobile data communications that silently dispatches trip information and messages to mobile data terminals located in the fleet vehicles, alphanumeric pagers, text-capable cellular and PCS phones and RIM two-way pagers. TranWare includes TranTrac, a program that displays the location of the fleet vehicles on a screen located in the dispatch room using the global positioning system (GPS). This program not only serves as a management tool; but it can also save lives in the event of an emergency by pinpointing the exact location of an accident scene.

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

Delivery of a Windows based system. The Company has completed first phase development of a Windows(R) based version of TranWare and is currently installing this product in the limousine marketplace. Throughout the remainder of 2001 other modules including taxi, paratransit and courier systems will be released on the Windows(R) platform. The AutoDisp and TranTrac systems previously mentioned have always been Windows(R) based. The offering of a Windows(R) based system is a marked transition for the Company. The DOS version of TranWare has been in use throughout the US and Canada for over six years. Since introduction, the Company has gained substantial industry knowledge as a result of thousands of man-hours designing, installing and modifying the software while working with its clients. TranWare has been designed in the field with real world input. Even though Windows(R) based operating systems and end user applications have been visible in the marketplace for a few years, vertical business market software systems such as TranWare are generally still operating on MS-DOS and Unix(R) based computers. Demonstration discs are generally mass-produced by outsourced media producers and individual CD-ROM's are created in house for clients. Demonstration copies and operating copies of TranWare are also made available on the Company's Web site on a client-by-client basis.

Training. The licensing of the Company's software often requires the Company to educate prospective customers on the use and benefits of the Company's products. Company personnel often travel to customers to install and to configure the software and provide training to the customer's employees. On-site training is recommended, but is not always required, depending on the technical capabilities of the client's staff. On-site assistance, if required is billed on a per day basis, plus expenses in addition to the software licensing fees.

Service and support. Substantially all of the TranWare customers subscribe to Company's service and support programs, which provide ongoing technical services and, where applicable, product fixes and updates. The Company requires a support contract with a one-year minimum with new sales. All customers are also required to have remote connection available for support and upgrade functions. These connections can be Internet or modem based. The Company provides documentation and help assistance by toll-free telephone, Internet, fax and email. Customer service representatives are available during normal business hours, Eastern Time, and on an emergency basis at other times via an automated paging system.

Internet portal. The Company is currently designing an Internet portal to handle corporate transportation reservations and distribute these reservations electronically to users of TranWare. The Company intends to include an automated invoicing feature that will automatically bill the corporate user on behalf of the transportation provider.

Marketing. The Company markets TranWare in the United States and Canada. The Company plans to use newly developed marketing materials to aggressively market the entire TranWare suite of products. The Company attends five trade shows throughout the year covering the various markets for its products and is an associate member of the major trade associations, including the Taxi, Limousine & Paratransit Association and the National Limousine Association.

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

Acquisitions

Beginning in January through August 2000, the Company acquired Inventek, Inc. in exchange for one share of each of the Company's Series 2 and 3 Convertible Preferred Stock, without dividend rights, and common stock purchase warrants. The Series 2 Convertible Preferred Stock has a par value of $700,000 and 1,000,000 common stock purchase warrants valued at $380,000, for an aggregate value of $1,080,000, for sixty-five percent of Inventek, Inc. The Company acquired the remaining 35% of Inventek, Inc. in exchange for 300,000 shares of the Company's common stock and 30,000 common stock purchase warrants at exercisable at $.5250 per share (120% of the Company's closing price on the day of closing). In connection with the acquisition, the Company agreed to contribute up to $250,000 to Inventek, Inc. as additional paid-in capital. Though June 30, 2001, the Company had contributed $229,000, and does not expect that any additional contributions will be made. The Series 3 Convertible Preferred Stock has not been issued. The par value of the Series 3 Convertible Preferred Stock will be equal to two times net profits from software operations for the twenty-four month period beginning February 2000, less $1 million in initial consideration, not to exceed a cap of $5 million in the aggregate. The Class 2 preferred stock is convertible into such number of shares as is determined by dividing the par value by the average closing asked quotation of the Company's common stock over the last five days prior to election of conversion. The Class 3 preferred stock will be convertible into the Company's common stock on the same basis as the Class 2 preferred stock, except the applicable closing asked quotation will be from the last five days in the twenty-four month period during which the par value is determined.

On June 13, 2000, the Company acquired two commercial office buildings in Evansville, Indiana in exchange for shares of the Company's Series 4 and 5 Convertible Preferred Stock, without dividend rights, and stock purchase warrants exercisable for the purchase of 750,000 shares of its common stock at a price of $.15, $.35 and $.50 per share for each incremental 250,000 shares. The buildings have been appraised at a value of $2,550,000 with the mortgages and liens aggregating of approximately $1,200,000 at March 31, 2001. The Company has treated the difference between the appraised value of the assets acquired and the liabilities assumed as the value of the Series 4 preferred stock. The transaction resulted in goodwill in the amount of $117,200. These properties are held for investment for the purpose of securing credit facilities and meeting capital requirements for licensing standards. The Series 5 preferred stock was issued in connection with the property acquisition, with the par value of the Series 5 preferred stock equal to two and one half times net profit from mortgage operations, less not more than 50% of the parent company's expenses before depreciation and amortization, during the eighteen month period commencing July 2000. In February of 2001, that person's employment by the Company was terminated for cause, with the consequence that he will not assist in the continual development of the Company's mortgage lending business. The Company intends to reduce the par value of the Series 4 preferred stock and to cancel the Series 5 preferred stock, which could result in litigation.

Bankruptcy Proceeding

On March 10, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of Florida, case number 99-31134-BKC-PGH. On July 6, 1999, the bankruptcy court confirmed a Plan of Reorganization effective August 2, 1999, whereby creditors' claims that were approved by the court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result, the Company was discharged from any debt that arose before the date of confirmation. As a result of the confirmation of the Reorganization Plan, the Company is no longer threatened by any litigation, claims, and assessments, which may have existed as of December 31, 1998. The Company's Reorganization Plan provided for an infusion of up to $800,000 in loans secured by the Company's assets. The Company received $311,920, net of expenses of $106,900, of funding under the Plan. The lender had the option of converting the loan to common stock of CFI at a rate of 2% of the Company's shares outstanding per $80,000 funded to the Company after the effective date of the Plan. Conversion of this debt resulted in the issuance of 2,004,986 shares. The Plan included claims by two financial institutions in the aggregate amount of $4 million. The Company issued 2,400,000 shares of its common stock in satisfaction of these claims, resulting in the recognition of forgiveness of debt amounting to $3,100,000. The Company also had certain non-priority claims of $83,328 by employees and former employees for unpaid compensation. During the Chapter 11 proceeding in 1999, certain non-management employees were issued 750,000 warrants for the purchase of one share of common stock of CFI at $.39 per share in satisfaction of claims totaling $83,328. The price represented 125% of the bid price on the effective date of the bankruptcy plan, August 2, 1999. None of these warrants have been exercised at the present time. Additionally, the Company issued 68,415 shares of its common stock in satisfaction of $68,415 of liabilities to general creditors. The Company's Series "A", "B" and "C" convertible preferred stock received an aggregate of 4.5 million shares of common stock in the reorganization. The Company's reorganization under Chapter 11 was triggered primarily by the loss of the Company's credit facilities in November 1998 and did not resume its mortgage business until the third quarter of fiscal 2000. On August 10, 2001, the Company received its Entry of Final Decree from the United States Bankruptcy Court, Southern District of Florida, regarding its chapter 11 bankruptcy with the case being officially closed.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Results of Operations

The results of operations for the three months ended June 30, 2000 reflect only one month of mortgage related revenue, as the Company did not begin any mortgage operations until June 2000.

The Company recognized a loss from operations of $1,413,137 for the three months ended June 30, 2001 compared to a loss of $855,450 for the comparable period in 2000 an increase of $557,687. This large increase is primarily the result of the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application. As a result, the Company had to shut down and restart the entire mortgage operation with new employees, brokers and a new warehouse line of credit. The Company is confident that it is now positioned with these changes in place to move forward with an improved 3rd quarter, and a strong 4th quarter. This resulted in a loss per share of $.05 from continuing operations for the three months ended June 30, 2001 compared to a loss per share of $0.10 from continuing operations for the same period in 2000. The net loss available to stockholders for the three months ended June 30, 2001 is $1,464,649 compared to $1,365,910 for the same period in 2000, an increase of $98,739.

Total revenues decreased $63,410 to $248,446 for the three months ended June 30, 2001 compared to $311,856 for the same period in 2000. The decrease is the result of shutting down and restarting the entire mortgage operation resulting from the unauthorized misrepresentation on the credit application with the Company's warehouse lender perpetrated by a former officer, which resulted in the termination of the Company's warehouse line. In February 2001, the Company discovered that this same officer who was responsible for overseeing the Company's mortgage lending operations had diverted approximately $54,000 in mortgage payment checks due to the Company to his own company. The Company believes that all the funds are in an account that has been frozen and is confident that it will be able to recover the funds in civil litigation.

Total operating expenses increased $494,277 or 29% to $1,661,583 for the three months ended June 30, 2001 compared to $1,167,306 for the same period in 2000. Selling expenses increased $48,072 or 24% to $199,665 for the three months ended June 30, 2001 compared to $151,593 for the same period in 2000. The primary reason for this was an increase of $122,581 or 74% to $165,425 for salaries and commissions related to the mortgage operation compared to $42,844 for the same period in 2000. General and administrative expenses increased $24,279 or 2% to $1,031,664 for the three months ended June 30, 2001 compared to $1,007,385 for the same period in 2000. Salaries expense decreased $92,080 or 13% to $676,694 for the three months ended June 30, 2001 compared to $768,774 for the same period in 2000. Primarily due to a reduction in executive officers for the three months ended June 30, 2001. Rent expense increased $22,780 or 40% to $56,875 for the three months ended June 30, 2001 compared to $34,095 for the same period in 2000, due to the renting of additional office space resulting from increased operations. Legal fees increased $33,783 or 84% to $39,993 for the three months ended June 30, 2001 compared to $6,210 for the same period in 2000. The primary reason is for fees incurred in the finalization of the bankruptcy, and ongoing litigation. Depreciation and Amortization expense increased $79,751 or 57% to $138,373 for the three months ended June 30, 2001 compared to $58,622 for the same period in 2000. Interest expense increased $33,758 or 80% to $42,086 for the three months ended June 30, 2001 compared to $8,328 for the same period in 2000. The increase is the result of interest expense charged for loans on the warehouse line until sold for the three months ended June 30, 2001. The Company experienced a loss on sale of mortgages of $388,168 for the three months ended June 30, 2001 compared to none for the same period in 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Results of Operations

The results of operations for the six months ended June 30, 2000 reflect only one month of mortgage related revenue, as the Company did not begin any mortgage operations until June 2000. The Company recognized a loss from operations of $1,830,347 for the six months ended June 30, 2001 compared to a loss of $1,063,688 for the comparable period in 2000 an increase of $766,659. This large increase is primarily the result of the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application. As a result, the Company had to shut down and restart the entire mortgage operation with new employees, brokers and a new warehouse line of credit. The Company is confident that it is now positioned with these changes in place to move forward with an improved 3rd quarter, and a strong 4th quarter.

This resulted in a loss per share of $.07 from continuing operations for the six months ended June 30, 2001 compared to a loss per share of $0.10 from continuing operations for the same period in 2000. The net loss available to stockholders for the six months ended June 30, 2001 is $1,906,859, compared to a loss of $1,474,148 for the same period in 2000, and increase of $432,711.

Total revenues increased $607,993 or 58% to $1,043,998 for the six months ended June 30, 2001 compared to $436,005 for the same period in 2000. The increase is the direct result of six months of mortgage related operations for the six months ended June 30, 2001, as compared to only one month for the comparable period in 2000. The vast majority of the increase occurred in the 1st. quarter of 2001. With the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application; the Company had to shut down and restart the entire mortgage operation in the 2nd. quarter of 2001. This action, while dramatically reducing revenue in the 2nd. quarter of 2001, will enable the Company to move forward with increased revenue in the 3rd. quarter, along with a very strong 4th. quarter. In February 2001, the Company discovered that this same officer who was responsible for overseeing the Company's mortgage lending operations had diverted approximately $54,000 in mortgage payment checks due to the Company to his own company. The Company believes that all the funds are in an account that has been frozen and is confident that it will be able to recover the funds in civil litigation.

Total operating expenses increased $1,374,652 or 47% to $2,874,345 for the six months ended June 30, 2001 compared to $1,499,693 for the same period in 2000. Selling expenses increased $370,003 or 67% to $549,779 for the six months ended June 30, 2001 compared to $179,776 for the same period in 2000. The primary reason for this was an increase of $458,552 or 94% for salaries and commissions related to the mortgage operation compared to $28,645 for the same period in 2000. General and administrative expenses increased $363,149 or 21% to $1,666,677 for the six months ended June 30, 2001 compared to $1,303,528 for the same period in 2000. Salaries expense decreased $85,152 or 9% to $857,954 for the six months ended June 30, 2001 compared to $943,106 for the same period in 2000. Primarily due to a reduction in executive officers for the three months ended June 30, 2001. Employee benefits and related payroll taxes increased $84,926 or 66% to $127,921 for the six months ended June 30, 2001 compared to $42,995 for the same period in 2000. The increase is the result of the addition of employees related to the mortgage operations. Accounting and legal fees increased $115,423 or 80% to $144,158 for the six months ended June 30, 2001 compared to $28,735 for the same period in 2000. The increase is due to fees incurred for the year-end 10-KSB, and the first two-quarter's 10-QSB, as well as the finalization of the bankruptcy, and ongoing litigation. Rent expense increased $45,957 or 47% to $96,185 for the six months ended June 30, 2001 compared to $50,228 for the same period in 2000, due to the renting of additional office space resulting from increased operations. Depreciation and Amortization expense increased $132,043 or 57% to $230,894 for the six months ended June 30, 2001 compared to $98,851 for the same period in 2000. Interest expense increased $253,332 or 93% to $269,721 for the six months ended June 30, 2001 compared to $16,389 for the same period in 2000. The increase is the result of interest expense charged for loans on the warehouse line until sold. The Company experienced a loss on sale of mortgages of $388,168 for the six months ended June 30, 2001 compared to none for the same period in 2000

Liquidity and Capital Resources

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

Net cash provided by operating activities was $12,064,048 for the six months ended June 30, 2001 compared to net cash used in operations of $138,955 for the comparable period in 2000. The increase is primarily due to the selling of the mortgage loans held for resale on the Company's warehouse line. Accrued expenses and other current liabilities decreased $305,378 from $1,915,108 for the six months ended June 30, 2000 to $1,609,730 for the comparable period in 2001, primarily due to a reduction in accrued compensation to officers.

Net cash of $14,128 was used in investing activities for the six months ended June 30, 2001 compared to net cash used in investing activities of $156,887 for the comparable period in 2000. The change is primarily due to no expenses generated for software development costs for the six months ended June 30, 2001 compared to $115,969 for the comparable period in 2000.

Net cash of $11,932,050 was used in financing activities for the six months ended June 30, 2001 compared to net cash provided by financing activities of $508,153 for the comparable period in 2000. This was primarily the result of payment of warehouse credit facility.

Working capital at June 30, 2001 was a deficit of $2,364,945 compared with a deficit of $1,675,551 for the comparable period in 2000. The increase of $689,394 or 29% in the deficit is primarily the result of additional liabilities incurred in relation to additional fundraising by the Company.


                          Part II - Other Information

ITEM 1: Legal Proceedings.

In the ordinary course of its business, the Company forecloses on real estate securing mortgage loans in default and may be involved in other legal proceedings as a plaintiff or a defendant, none of which the Company believes will be material.

As a result of the closing of the Chapter 11 bankruptcy by the court, the Company is no longer threatened with any litigation, claims or assessments, which may have existed prior to the granting of this Decree by the court.

A former executive officer and director was terminated for cause on February 2, 2001. This person holds one share of the Company's Class 4 convertible preferred stock and one share of the Company's Class 5 convertible preferred stock. The original par value of the Class 4 convertible preferred stock was equal to the value of the commercial real estate in Evansville, Indiana acquired by the Company, less mortgages, liens and encumbrances, which are now in dispute. The par value of the Class 5 preferred stock is to be equal to two and one half times the "net profits" from the Company's mortgage lending operation for the eighteen-month period beginning July 2000. The Company intends to reduce the par value of its Class 4 preferred stock held by this person by an amount equal to undisclosed liens on the commercial real estate, which the Company acquired from this person; furthermore, the Company intends to modify the par value of the Class 5 preferred stock. This person may seek to enforce the Company's full obligations under the Class 4 and 5 preferred stock. The Company is presently involved in a civil suit to recover the embezzled funds, which are in a bank account that has been frozen, and bonded by the court.

This same individual has filed suit against the Company and the Company's CEO for alleged breaches of contracts and return of personal property. The parties have a settlement conference scheduled for sometime in September of 2001. Management is prepared to vigorously defend this suit, and is of the opinion that it will not have a material impact on the financial statements.

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


                                        CFI MORTGAGE INC.
                                       (Registrant)


Date: August 20, 2001                   /s/ Stephen E. Williams
                                        ----------------------------------------
                                        Stephen E. Williams
                                        President and Chief Executive Officer


Date: August 20, 2001                   /s/ Daniel M. Brown
                                        ----------------------------------------
                                        Daniel M. Brown
                                        Chief Financial Officer and Principal
                                        Accounting Officer