Form 10QSB
period 2001-09-30
CFI MORTGAGE INC
filed 2001-11-14
CIK 1036071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________


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


           34,320,272 shares, $.01 par value, as of September 30, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                    I N D E X



                                                                        Page No.
                                                                        --------


Part I  - Financial Information:

          Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  As at September 30, 2001 and December 31, 2000 ...   F-3 - F-4


                  Consolidated Statements of Operations
                  For the Nine and Three Months Ended
                  September 30, 2001 and 2000 ......................      F-5


                  Consolidated Statement of Stockholders'
                  Equity (Capital Deficiency)
                  For the Nine Months Ended
                  September 30, 2001 ...............................      F-6


                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended
                  September 30, 2001 and 2000 ......................   F-7 - F-8


                  Notes to Consolidated Financial Statements .......  F-9 - F-25


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .... F-?? - F-??



Part II - Other Information:

          Item 3 Through Item 9 - Not Applicable ...................     F-??

          Signatures ...............................................     F-??

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S


                                                September 30,  December 31,
                                                     2001          2000
                                                ------------   -----------
Current assets:
  Cash                                           $    14,042   $    33,547
  Mortgage loans held for sale                       724,760    13,149,612
  Accounts receivable                                 81,665        20,428
  Rent receivable                                    297,210       115,075
  Due from related parties                            85,726        85,726
  Deferred finance costs                              20,953          --
  Prepaid expenses and other current assets           24,094        17,811
                                                 -----------   -----------
        Total current assets                       1,248,450    13,422,199
                                                 -----------   -----------

Property and equipment, at cost, less
  accumulated depreciation of $191,980
  and $97,524, respectively                        2,774,504     2,854,833
                                                 -----------   -----------

Other assets:
  Investment - at equity                             120,000       120,000
  Capitalized software development costs, less
    accumulated amortization of $307,592
    and $230,368, respectively                       207,226       284,450
  Goodwill, less accumulated amortization
    of $230,601 and $123,666, respectively         1,234,479     1,341,414
  Notes receivable                                   100,000       100,000
  Security deposits                                   12,205        18,955
                                                 -----------   -----------
        Total other assets                         1,673,910     1,864,819
                                                 -----------   -----------

                                                 $ 5,696,864   $18,141,851
                                                 ===========   ===========


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------
Current liabilities:
  Warehouse bank line of credit                    $    722,750    $ 12,727,195
  Accounts payable                                      259,156         153,744
  Current portion of mortgage payable                   120,305          66,754
  Note payable - bank                                   104,927            --
  Due to affiliated company                             159,406         150,135
  Due to related party                                  169,284            --
  Due to officer                                         30,806         206,068
  Notes payable - other                                 615,000         138,500
  Convertible debentures payable                        350,000            --
  Accrued expenses and other current liabilities      1,884,315       1,046,127
                                                   ------------    ------------
        Total current liabilities                     4,415,949      14,488,523
                                                   ------------    ------------

Mortgage payable - long-term portion                  1,372,146       1,425,697
                                                   ------------    ------------

Deferred income                                            --           221,058
                                                   ------------    ------------

Commitments and contingencies                              --              --

Stockholders' equity (capital deficiency):
  Common stock, $.01 par value
    Authorized 35,000,000 shares
    Issued and outstanding - 34,320,272 and
      26,331,151 shares, respectively                   343,202         263,311
  Preferred stock, no par value
    Authorized 10,000,000 shares
    Issued and outstanding - 2 shares                 1,721,596       1,721,596
  Additional paid-in capital                          7,923,967       7,066,321
  Accumulated deficit                               (10,017,158)     (6,998,838)
                                                   ------------    ------------
                                                        (28,393)      2,052,390
  Less: Stock subscriptions receivable                  (64,848)        (45,817)
                                                   ------------    ------------
        Total stockholders' equity
         (capital deficiency)                           (93,241)      2,006,573
                                                   ------------    ------------

                                                   $  5,696,864    $ 18,141,851
                                                   ============    ============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Nine Months Ended     For the Three Months Ended
                                                        September 30,                  September 30,
                                                   2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
Revenues:
  Commissions, fees and interest -
   mortgages                                  $    740,632    $  1,135,196    $     57,559    $    974,217
  Software                                         327,930         314,307          82,076          58,453
  Rental income                                    181,180          76,690          66,109          57,518
                                              ------------    ------------    ------------    ------------
Total revenues                                   1,249,742       1,526,193         205,744       1,090,188
                                              ------------    ------------    ------------    ------------

Expenses:
  Selling                                          777,090         440,419         250,098         260,643
  General and administrative                     2,623,285       1,911,326         933,821         624,187
  Interest                                         306,619          70,376          36,898          37,598
  Loss on sale of mortgages and
   other fees                                      431,896            --            43,728            --
                                              ------------    ------------    ------------    ------------
Total expenses                                   4,138,890       2,422,121       1,264,545         922,428
                                              ------------    ------------    ------------    ------------

Income (loss) from operations                   (2,889,148)       (895,928)     (1,058,801)        167,760
                                              ------------    ------------    ------------    ------------

Other income (expenses):
  Financial costs                                 (129,172)       (405,460)        (52,660)           --
  Settlement fee from cancelled
   acquisition                                        --           100,000            --              --
  Writedown of investment                             --          (105,000)           --              --
                                              ------------    ------------    ------------    ------------
Total other income (expenses)                     (129,172)       (410,460)        (52,660)           --
                                              ------------    ------------    ------------    ------------

Income (loss) before extraordinary gain         (3,018,320)     (1,306,388)     (1,111,461)        167,760

Extraordinary gain - forgiveness of debt              --         4,402,147            --            30,168
                                              ------------    ------------    ------------    ------------

Net income (loss)                             ($ 3,018,320)   $  3,095,759    ($ 1,111,461)   $    197,928
                                              ============    ============    ============    ============


Basic earnings (loss) per common share:
  Loss before extraordinary gain              ($ 3,018,320)   ($ 1,306,388)   ($ 1,111,461)   $    167,760
  Extraordinary gain                                  --         4,402,147            --            30,168
                                              ------------    ------------    ------------    ------------
  Net income (loss) available for
    common shareholders                       ($ 3,018,320)   $  3,095,759    ($ 1,111,461)   $    197,928
                                              ------------    ------------    ------------    ------------

Weighted average shares - basic                 29,585,778      17,727,305      32,769,640      22,820,267
                                              ============    ============    ============    ============

Earnings (loss) per share - basic:
  Earnings (loss) per share from continuing
    operations before extraordinary gain             ($.10)          ($.07)          ($.03)           $.01
  Extraordinary gain                                   --              .25             --              --
                                                     -----           -----           -----            ----

  Net income (loss)                                  ($.10)           $.18           ($.03)           $.01
                                                     =====            ====           =====            ====

Weighted average shares - diluted               29,585,778      19,300,941      32,769,640      24,626,245
                                              ============    ============    ============    ============


Earnings (loss) per share - diluted:
  Earnings (loss) per share from continuing
    operations before extraordinary gain             ($.10)          ($.07)          ($.03)           $.01
  Extraordinary gain                                   --              .23             --              --
                                                     -----           -----           -----            ----

  Net income (loss)                                  ($.10)           $.16           ($.03)           $.01
                                                     =====            ====           =====            ====


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                          Additional
                                                     Common Stock                 Preferred Stock           Paid-In
                                                 Shares        Amount           Shares       Amount         Capital
                                               ----------   ------------      ---------   ------------   ------------
Balance at January 1, 2001                     26,331,151   $    263,311              2   $  1,721,596   $  7,066,321

Shares to be issued as repayment
  of advance                                      375,000          3,750           --             --           81,250

Shares to be issued pursuant to employment
  contract and purchase of stock                  250,000          2,500           --             --           47,500

Share issued pursuant to employment
  contract and purchase of stock                  125,000          1,250           --             --           23,750

Shares issued for sale of
  convertible debentures                          140,000          1,400           --             --           33,300

Shares issued for employee compensation         4,756,086         47,561           --             --          406,430

Shares issued for consulting services           2,148,117         21,481           --             --          236,293

Shares issued for services rendered
  and a prior year liability                      100,000          1,000           --             --           15,000

Shares issued against prior
  period liabilities                               14,918            149           --             --            2,123

Shares issued in consideration
  for notes payable                                80,000            800           --             --           12,000

Cash receive from stock subscription                 --             --             --             --             --

Net loss for the nine months
  ended September 30, 2001                           --             --             --             --             --
                                               ----------   ------------         ------   ------------   ------------
Balance at September 30, 2001                  34,320,272   $    343,202              2   $  1,721,596   $  7,923,967
                                               ==========   ============         ======   ============   ============


                                                                 Stock
                                              Accumulated    Subscriptions
                                                Deficit       Receivable         Total
                                             ------------    ------------    ------------
Balance at January 1, 2001                   ($ 6,998,838)   ($    45,817)   $  2,006,573

Shares to be issued as repayment
  of advance                                         --              --            85,000

Shares to be issued pursuant to employment
  contract and purchase of stock                     --           (50,000)           --

Share issued pursuant to employment
  contract and purchase of stock                     --              --            25,000

Shares issued for sale of
  convertible debentures                             --              --            34,700

Shares issued for employee compensation              --              --           453,991

Shares issued for consulting services                --              --           257,774

Shares issued for services rendered
  and a prior year liability                         --              --            16,000

Shares issued against prior
  period liabilities                                 --              --             2,272

Shares issued in consideration
  for notes payable                                  --              --            12,800

Cash receive from stock subscription                 --            30,969          30,969

Net loss for the nine months
  ended September 30, 2001                     (3,018,320)           --        (3,018,320)
                                             ------------    ------------    ------------
Balance at September 30, 2001                ($10,017,158)   ($    64,848)   ($    93,241)
                                             ============    ============    ============


                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Nine
                                                                   Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                                2001            2000
                                                           ------------    ------------
Cash flows from operating activities:
  Net income (loss) from operations                        ($ 3,018,320)   $  3,095,759

  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Writedown of investment                                        --           105,000
    Loss on sale of mortgages and other fees                    185,000            --
    Forgiveness of debt                                            --        (4,402,147)
    Deferred income                                            (219,048)           --
    Rent receivable                                            (182,135)           --
    Depreciation and amortization                               278,615         175,397
    Financial costs                                             129,172         389,071
    Common stock issued for salaries and other expenses         727,765          53,552
    Interest accrued on related party loans                       9,271           9,276
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Mortgage loans held for sale                           12,239,852            --
      Accounts receivable                                       (61,237)        105,650
      Prepaid expenses and other current assets                  (6,283)         44,113
      Security deposits                                           6,750         (23,625)
      Accounts payable                                          105,412            --
      Accrued expenses and other current liabilities            762,835         408,445
                                                           ------------    ------------
  Total adjustments                                          13,975,969      (3,135,268)
                                                           ------------    ------------

Net cash provided by (used in) operating activities          10,957,649         (39,509)
                                                           ------------    ------------

Cash flows from investing activities:
  Due from related parties                                         --          (153,539)
  Software development costs                                       --          (182,639)
  Expenditures for property and equipment                       (14,127)       (244,566)
                                                           ------------    ------------
Net cash used in investing activities                           (14,127)       (580,744)
                                                           ------------    ------------

Cash flows from financing activities:
  Due to related party                                           (5,978)           --
  Warehouse bank line of credit                             (12,004,445)           --
  Note payable - bank                                           104,927            --
  Proceeds from private placement                                  --           445,083
  Proceeds from convertible debentures                          350,000            --
  Mortgage payable                                                 --           (19,964)
  Common stock issued                                            85,000          20,000
  Note payable - other                                          476,500
  Due to officer                                                   --           200,000
  Due to affiliate                                                 --            (2,000)
  Stock subscription receivable                                  30,969            --
                                                           ------------    ------------
Net cash provided by (used in) financing activities         (10,963,027)        643,119
                                                           ------------    ------------

Net (decrease) increase in cash                                 (19,505)         22,866

Cash at beginning of period                                      33,547           7,574

Cash of subsidiary                                                 --             2,466
                                                           ------------    ------------
Cash at end of period                                      $     14,042    $     32,906
                                                           ============    ============


                See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Income taxes                                         $     --     $     --
                                                         ==========   ==========
    Interest                                             $  306,619   $   41,187
                                                         ==========   ==========

Supplemental Schedules of Noncash Investing and Financing Activities:

  Common stock issued in satisfaction of liabilities     $     --     $2,370,938
                                                         ==========   ==========
  Common stock issued for convertible
   debentures finance costs                              $   34,700   $     --
                                                         ==========   ==========

  Common stock issued for salaries and other expenses    $  293,819   $   53,552
                                                         ==========   ==========
  Common stock issued for investment
   in First Mortgage Securities, Inc.                    $     --     $  422,640
                                                         ==========   ==========

  Preferred stock issued for acquisition
   of two wholly owned subsidiaries                      $     --     $2,292,939
                                                         ==========   ==========

  Transfer of interest in notes payable
   from officer to related party                         $  175,262   $     --
                                                         ==========   ==========

  Deferred financing costs                               $  112,325   $     --
                                                         ==========   ==========

                 See accompanying notes to financial statements.

                       CFI MORTGAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
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

                 The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Article 10 and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine months and three months ended September 30, 2001 and 2000. The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                 Amortization of capitalized software development costs amounted to $77,224 and $46,519 for the nine months ended September 30, 2001 and 2000, respectively, and $25,742 and $17,410 for the three months ended September 30, 2001 and 2000, respectively.


           (f)    Mortgage Loans Held for Sale:

                 Mortgage loans are carried at the lower of cost or market determined on an aggregate basis.


           (g)   Sale of Loans:

                 Premiums received from investors are recognized as revenue upon the sale of mortgage loans when all of the incidence of ownership passes to the permanent investor.

           (h)   Goodwill:

                 In conjunction with the Company's acquisition of a 100% interest in Surfside, the value of assets exchanged, which was in excess of the value of assets received, net of liabilities, resulted in the creation of goodwill in the amount of $1,347,880. The Company is amortizing the goodwill over a period of ten years. Additionally, the acquisition by one of the Company's subsidiaries of two buildings net of liabilities resulted in the creation of goodwill in the amount of $117,200. The subsidiary is amortizing the goodwill created in the acquisition of the buildings over a period of 15 years. Amortization expense charged to operations amounted to $106,935 and $84,527 for the nine months ended September 30, 2001 and 2000, respectively, and $36,221 and $30,906 for the three months ended September 30, 2001 and 2000, respectively.

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

                 Diluted loss per share has not been presented in the financial statements for the nine and three months ended September 30, 2001, as the effect of including the common stock equivalents would be antidilutive for these periods.

                 Below is the calculation of basic and diluted earnings per share of the periods presented in the financial statements.

                                                 For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                  September 30,
                                               ----------------------------   ----------------------------
                                                    2001            2000           2001            2000
                                               ------------     -----------   ------------     -----------
           Net income (loss) available
             to common stockholders            ($ 3,018,320)    $ 3,095,759   ($ 1,111,461)    $   197,928
                                               ============     ===========   ============     ===========

           Weighted average shares
             outstanding - basic                 29,585,778      17,727,305     32,769,640      22,820,267
           Warrants                                    --         1,573,636           --         1,805,978
                                               ------------     -----------   ------------     -----------

           Weighted average shares
             outstanding - diluted               29,585,778       1,573,636     32,769,640      24,626,245
                                               ============     ===========   ============     ===========

           Earnings (loss) per common share:

             Basic                                    ($.10)           $.18          ($.03)           $.01
                                                      =====            ====          =====            ====

             Diluted                                  ($.10)           $.16          ($.03)           $.01
                                                      =====            ====          =====            ====

           (k)   Recently Issued Accounting Pronouncements.

                 In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Accounting for Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 requires that goodwill existing at the date of adoption to be reviewed for possible impairment and the impairment tests to be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill will cease on January 1, 2002. At this time, the Company has not determined the complete impact of these Statements. However, for the nine months ended September 30, 2001, the Company has recognized $106,935 of goodwill amortization.

NOTE  3 -  FORGIVENESS OF DEBT.

                 On July 6, 1999, pursuant to the filing of Chapter 11 by the Company, the Court confirmed a plan of reorganization effective August 2, 1999 (the "Plan"), whereby creditors' claims that were approved by the Court were satisfied by the issuance of one share of the Company's common stock in exchange for each dollar of debt of the approved claim. As a result of the satisfaction of the pre-petition liabilities, the Company has recognized forgiveness of debt in the amount of $-0- and $4,402,107 for the nine months ended September 30, 2001 and 2000, respectively, and $-0- and $30,168 for the three months ended September 30, 2001 and 2000, respectively.



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

               The Company also agreed to contribute $250,000 as additional paid-in capital, at various dates through June 1, 2000. As of September 30, 2001, the Company has contributed $229,000 of the total due to be contributed.

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

NOTE  5 -  PROPERTY AND EQUIPMENT.

                 Property and equipment, at cost, consists of the following:

                                         September 30,   December 31,
                                              2001           2000
                                         -------------   ------------
           Buildings                        $2,550,000   $2,550,000
           Leasehold improvements               15,031       15,031
           Furniture                           217,661      217,661
           Computer equipment                  129,508      115,381
           Office equipment                     54,284       54,284
                                            ----------   ----------
                                             2,966,484    2,952,357
           Less: Accumulated depreciation
                   and amortization            191,980       97,524
                                            ----------   ----------
                                            $2,774,504   $2,854,833
                                            ==========   ==========


                 Depreciation and amortization expense amounted to $94,456 and $44,351 for the nine months ended September 30, 2001 and 2000, respectively, and $31,480 and $28,230 for the three months ended September 30, 2001 and 2000, respectively.



NOTE  6 -  RELATED PARTY TRANSACTIONS.

          (a) For the nine months ended September 30, 2001, all of the rental income was derived from a company owned by a preferred stockholder of the Company. The Company was due $297,210 and $115,075 at September 30, 2001 and December 31, 2000,
               respectively from this company for rent and is reflected in the financial statements as a current asset. In addition there is a note receivable from this company in the amount of $100,000. The note receivable with accrued interest at 6% is due on March 31, 2002. This company has filed under Chapter 7 of the United States Bankruptcy Code. Neither the lease or the note have been included in the petitioner's schedule of debts submitted to the court. Management of the Company expects full recovery of both amounts. Should the Company be unsuccessful in asserting these claims, it believes it can offset them against certain stock rights the individual has been granted by the Company in the aforementioned acquisition of the Indiana property. The ultimate resolution of these events are undeterminable as of the date of this report.

               As of September 30, 2001, the Company owes this preferred stockholder $175,262. The notes payable were originally issued to an officer of the Company who has assigned his rights to the aforementioned individual.

          (b) The Company has made advances to two individuals, one of whom is a former director of the Company. The balance amounted to $85,726 at each of September 30, 2001 and December 31, 2000. The advances are due on demand and there has been no interest charged on the outstanding balances.


NOTE  6 -  RELATED PARTY TRANSACTIONS.  (Continued)

          (c) The Company had a revolving line of credit with an affiliate, whereby it can borrow up to $150,000, with interest charged at 9% per annum. The loan is due on demand. The Company was liable under this credit facility for $156,406 and $150,135 at September 30, 2001 and December 31, 2000, respectively. The balances include accrued interest of $21,671 and $12,400, respectively.

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

                 The note is payable in twelve monthly installments of approximately $11,800 including interest at a rate of prime plus 2% beginning June 2001. No payments have been made on the note since August 2001.



NOTE  8 -  NOTES PAYABLE - OTHER.

                 Notes payable other is comprised of notes to various individuals for advances made to the Company. These notes are either due on demand or have a due date within the next twelve months. The interest rates on these notes range between 9% and 12%. At September 30, 2001, $10,293 of interest has been accrued on these notes and is reflected in accrued expenses and other current liabilities. As an inducement to make these loans, certain of the individuals have received the Company's common stock totaling 80,000 shares. Included in the balance at September 30, 2001 of $615,000 is $210,000 of notes payable to a Director of the Company with interest at 9%.


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

                 The terms of the credit facility called for an interest rate at the bank's prime rate. Interest expense on the warehouse line amounted to approximately $200,000 and $-0- for the nine months ended September 30, 2001 and 2000, respectively, and $-0- and $-0- for the three months ended September 30, 2001 and 2000, respectively.

                 In addition, for the nine months and three months ended September 30, 2001 the Company charged operations for approximately $267,000 and $40,000 to recognize the loss on the mortgages sold with recourse.

                 In May 2001, the Company obtained a $3,000,000 warehouse credit facility with a new institution, whereby advances will be available up to the extent of the loan limit based upon submitted mortgage documents which collateralize the loan. The terms of the credit facility call for interest to be charged on the unpaid amount of advances made to the Company at variable rates consisting of the published "One Month LIBOR rate" plus some applicable margin as determined by the bank based on the type of mortgage. At September 30, 2001 there were borrowings of $722,750 under this credit facility.


NOTE 11 -  MORTGAGE PAYABLE.

                 The mortgage is payable in monthly installments of $15,168 including interest at 7.75% with a final payment due on December 31, 2014. The buildings collateralize the mortgage, and in addition, the sellers remain primarily liable. The mortgage balance consists of the following:

                                    September 30,         December 31,
                                         2001                 2000
                                     ----------            ----------
                 Current portion     $  120,305            $   66,754
                 Long-term portion    1,372,146             1,425,697
                                     ----------            ----------
                                     $1,492,451            $1,492,451
                                     ==========            ==========

NOTE 11 -  MORTGAGE PAYABLE.  (Continued)

                 Annual maturities for the next five years are as follows:

                            Years Ending
                            September 30,
                            -------------

                                 2002                         $  102,305
                                 2003                             75,091
                                 2004                             80,954
                                 2005                             87,850
                                 2006                             95,031
                              Thereafter                       1,051,220
                                                              ----------
                                                              $1,492,451
                                                              ==========

                 Interest expense amounted to $87,014 and $41,847 for the nine months ended September 30, 2001 and 2000, respectively, and $29,182 and $30,930 for the three months ended September 30, 2001 and 2000, respectively. In addition, at September 30, 2001 the Company is in arrears on its mortgage principal payments amounting to $53,551 plus unpaid interest of $87,014 and the bank has begun foreclosure proceedings.

NOTE 12 - 12% CONVERTIBLE DEBENTURES.

                 During the nine months ended September 30, 2001, the Company received $350,000 from the sale of 12% convertible debentures through a private securities subscription agreement. The agreement calls for a maximum of $700,000 in debentures to be sold in $25,000 minimum increments. The debentures are collateralized by a second trust deed up to the value of $700,000 in the Company's real property. The debentures have a maturity date of 190 days from the date of issue and allow the holders the option of converting 15% of their investment into the Company's common stock at $0.10 per share upon maturity. In addition each holder of a $25,000 unit shall be issued 10,000 shares of the Company's common stock upon subscription.

NOTE 13 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                 Accrued expenses and other current liabilities are comprised of the following:

                                                 September 30,  December 31,
                                                     2001          2000
                                                 ------------- -------------
Professional fees                                 $  146,900   $   96,900
Provision for loss of mortgages previously sold      185,000         --
Accrued compensation of employees                       --         52,206
Accrued compensation of officers                     542,651      512,651
Accrued finance costs -
 convertible debentures                               77,625         --
Payroll and payroll taxes advanced
 by payroll service provider                          95,492         --
Rent                                                 115,900         --
Payroll taxes, penalties and interest                611,768      210,069
Interest accrued on mortgage                          87,014         --
Interest accrued on notes payable                     10,293         --
Interest accrued on warehouse line                      --        150,402
General and administrative expenses                   11,672       23,899
                                                  ----------   ----------
                                                  $1,884,315   $1,046,127
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



NOTE 14 -  COMMITMENTS AND CONTINGENCIES.

           (a)   Leases:

                 In January 2000, the Company's wholly owned subsidiary, Surfside, entered into a lease for office space which runs through December 31, 2004. Minimum annual rents under the lease are as follows:

                 Years Ending
                September 30,
                -------------

                     2002                              $155,325
                     2003                               163,074
                     2004                               171,204
                     2005                                43,314
                                                       --------
                                                       $532,917
                                                       ========


                 Rent expense amounted to $152,897 and $88,779 for the nine months ended September 30, 2001 and 2000, respectively, and

NOTE 14 -  COMMITMENTS AND CONTINGENCIES.  (Continued)

                 $56,712 and $38,491 for the three months ended September 30, 2001 and 2000, respectively.

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

                 Included in the results of operations is $190,169 and $635,282 for the nine months ended September 30, 2001 and 2000, respectively, and $69,501 and $-0- for the three months ended September 30, 2001 and 2000, respectively, for compensation due to the officers under the terms of the contracts. At September 30, 2001, $542,651 remains unpaid of which $30,000 applies to 2001 and $512,651 applies to 2000 and prior.

                 In July 2000, the Company entered into an employment contract with an individual to become the Company's Chief Financial Officer ("CFO"). The contract is for a period of three years and provides for a base salary of $120,000 per annum for the first year. Salary increases and cash bonuses, if any, shall be determined by The Board of Directors.

                 In March 2001, the Company entered into an employment contract with an individual to become the president of ("FUMB"). The contract is for a period of three years and provides for a base salary of $130,000 per annum for the first year. Salary increases shall be determined by the Board of Directors on an annual basis. The individual has agreed to purchase 375,000 shares of the Company's common stock at a price of $0.20 per share for a total of $75,000. The September 30, 2001 financial statements give recognition to the shares as being issued. In addition the contract allows for a stock bonus to be issued to the individual each year during the employment contract. The terms call for the Company to issue shares of its common stock, the number of shares determined by taking the earnings before income tax and depreciation of FUMB and multiplying that number by 8.5%. The quotient shall be divided by the mean bid/ask price of the Company's common stock for the month following the anniversary date of the executives employment contract. The individual shall have at his option the right to take up to 15% of the stock bonus in cash.


           (c)   Mortgage Loans Held for Sale:

                 The Company sells mortgage loans on a non-recourse basis with certain representations and warranties. The Company may be obligated by industry practice under certain circumstances to repurchase a loan if it goes into default within the first year. At September 30, 2001, the Company has a provision of $185,000 for the settlement of future loan losses.

NOTE 15 -  401(k) PLAN.

                 The Company has in place a contributory 401(k) plan for its eligible employees. Employer contributions are at the discretion of the Board of Directors. The employer contribution was $18,540 and $-0- for the nine months ended September 30, 2001 and 2000, respectively, and $5,467 and $-0- for three months ended September 30, 2001 and 2000, respectively.

NOTE 16 - LIIGATION.

                 A former Director of the Company has filed suit against the Company and the Company's "CEO" for breaches of contracts and return of personal property. The parties intend to have a settlement conference. Should the parties be unable to settle at that time the Company is prepared to vigorously defend the action. Management is of the opinion this suit will not have a material impact on the financial statements.

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

NOTE 18 -  STOCKHOLDERS' EQUITY. (Continued)

           (a)   Common Stock: (Continued)

                 At September 30, 2001 the Company issued 80,000 shares of its common stock to various individuals in consideration of advances made by them to the Company. The issuance of this stock resulted in a charge to operations of $12,800 for financial costs.

                 In August 2001 the Board of Directors approved the issuance of 234,375 shares of the Company's common stock to the Company's CEO. The issuance of this stock resulted in a charge to operations of $28,125 for compensation.

                 In August 2001 the Board of Directors approved the filing of a Form S-8 registration for the issuance of 2,214,117 shares of the Company's common stock. These shares were issued to various individuals and resulted in a charge to operations for consulting services in the amount of $257,774 and compensation in the amount of $7,920.

           (b)   Warrants:

                 During the nine months ended September 30, 2001 in connection with loans made to the Company by an individual, the Company issued 10,000 and 5,000 common stock purchase warrants both exercisable at $.18 per share, as an inducement to make the loans. The warrants are exercisable for a period of one year expiring on February 9, 2002 and February 22, 2002, respectively.

                 At September 30, 2001 the Company had outstanding warrants entitling the holders to purchase common stock as follows:

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

NOTE 19 -  SEGMENT INFORMATION.

                 The Company is engaged in two segments; residential mortgage lending and licensing of proprietary computer software solutions.

                                     Nine Months Ended             Three Months Ended
                                        September 30,                 September 30,
                                    2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
Revenues:
  Mortgage lending              $   741,000    $ 1,135,000    $    58,000    $   974,000
  Licensing computer software       328,000        314,000         82,000         58,000
  Other                             181,000         77,000         66,000         58,000
                                -----------    -----------    -----------    -----------
                                $ 1,250,000    $ 1,526,000    $   206,000    $ 1,090,000
                                ===========    ===========    ===========    ===========

Operating loss:
  Mortgage lending              ($1,447,000)   $   355,000    ($  451,000)   $   501,000
  Licensing computer software      (595,000)      (684,000)      (290,000)      (319,000)
  Other                            (847,000)      (567,000)      (318,000)       (14,000)
                                -----------    -----------    -----------    -----------
                                ($2,889,000)   ($  896,000)   ($1,059,000)   $   168,000
                                ===========    ===========    ===========    ===========

                                September 30,    December 31,
                                    2001             2000
                                ------------    ------------
Identifiable assets:
  Mortgage lending              $  3,578,000    $ 16,937,000
  Licensing computer software      1,476,000       1,607,000
  Other                            3,497,000       3,542,000
  Eliminations                    (3,579,000)     (3,944,000)
                                ------------    ------------
                                $  4,972,000      18,142,000
                                ============      ==========


NOTE 20 -  SUBSEQUENT EVENT.

                 On September 7, 2001 the Company signed a letter of intent to acquire two companies located in Michigan, one a mortgage company and the other a technology consulting company for $8,000,000. The terms of the transaction call for $6,000,000 to be paid in cash and $2,000,000 to be paid through the issuance of convertible preferred shares of the Company. It is the intention of the Company to finance the acquisition through borrowings from a private investment group. The Company signed a letter of offer dated October 18, 2001 whereby it will borrow $8,000,000 with an interest rate of 400 basis points over the ten year US treasury bill rate. Repayment of the loan is to be over a ten year term calculated on a 20 year amortization. The loan is collaterlized by substantially all of the assets of the Company. In addition, the Company is required to pay a fee of 3% of the total amount borrowed upon closing.

                                     PART I

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company recognized a loss from operations of $1,058,801 for the three months ended September 30, 2001 compared to income from operations of $167,760 for the comparable period in 2000 a decrease of $1,226,561. The revenues and expenses relating to the software operations have remain relatively constant for the three months ended September 30, 2001 as compared to the same period in 2000. The loss from operations is primarily the result of the termination of the warehouse line of credit in the first quarter of 2001. As a result, the Company had to shut down and restart the entire mortgage operation with new employees, brokers and a new warehouse line of credit. This resulted in a loss per share of $.03 from continuing operations for the three months ended September 30, 2001 compared to income per share of $0.01 from continuing operations for the same period in 2000. The net loss available to stockholders before extraordinary gain for the three months ended September 30, 2001 is $1,111,461 compared to net income available to stockholders of $167,760 for the same period in 2000, a decrease of $1,279,221.

Total revenues decreased $884,444 to $205,744 for the three months ended September 30, 2001 compared to $1,090,188 for the same period in 2000. This large decrease is the result of shutting down and attempting to restart the entire mortgage operation in the second quarter of 2001 due to the termination of the warehouse line of credit. In February 2001, the Company discovered that a former director and officer who was responsible for overseeing the Company's mortgage lending operations had diverted approximately $54,000 in mortgage payment checks due to the Company to his own company. The Company believes that all the funds are in an account that has been frozen and is confident that it will be able to recover the funds in civil litigation.

Total operating expenses increased $342,117 or 27% to $1,264,545 for the three months ended September 30, 2001 compared to $922,428 for the same period in 2000. Selling expenses decreased $10,545 or 4% to $250,098 for the three months ended September 30, 2001 compared to $260,643 for the same period in 2000. General and administrative expenses increased $309,634 or 33% to $933,821 for the three months ended September 30, 2001 compared to $624,187 for the same period in 2000. Salaries and related employee benefits and payroll taxes increased $142,350 or 42% to $341,663 for the three months ended September 30, 2001 compared to $199,313 for the same period in 2000. The largest increase was with consulting fees, which increased $243,613 or 87% to $280,899 for the three months ended September 30, 2001, compared to $37,286 for the same period in 2000, due to engaging consultants to assist management in its goal of enhancing shareholder value. Rent expense increased $18,161 or 32% to $56,712 for the three months ended September 30, 2001 compared to $38,551 for the same period in 2000, due to the renting of additional office space. Legal and accounting fees decreased $83,058 or 81% to $20,000 for the three months ended September 30, 2001 compared to $103,058 for the same period in 2000. The decrease is due to less litigation due to the finalization of all bankruptcy issues, and less accounting fees due to no additional acquisitions for the three months ended September 3, 2001. Depreciation and Amortization expense increased $17,166 or 18% to $93,712 for the three months ended September 30, 2001 compared to $76,546 for the same period in 2000. Interest expense decreased $15,058 or 29% to $36,898 for the three months ended September 30, 2001 compared to $51,956 for the same period in 2000. The decrease is the result of less interest expense charged for loans on the warehouse line due to fewer loans on the line for the three months ended September 30, 2001. The Company experienced a loss on sale of mortgages of $43,728 for the three months ended September 30, 2001 compared to none for the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company recognized a loss from operations of $2,889,148 for the nine months ended September 30, 2001 compared to a loss of $895,928 for the comparable period in 2000 an increase of $1,993,220. The revenues and expenses relating to the software operations have remain relatively constant for the nine months ended September 30, 2001 as compared to the same period in 2000. The large increase in the loss from operations for the none months ended September 30, 2001, is primarily the result of the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application. As a result, the Company had to shut down and attempted to restart the entire mortgage operation with new employees, brokers and a new warehouse line of credit. This resulted in a loss per share of $.10 from continuing operations for the nine months ended September 30, 2001 compared to a loss per share of $0.07 from continuing operations for the same period in 2000. The net loss from operations available to stockholders before extraordinary gain for the nine months ended September 30, 2001 is $3,018,320, compared to a loss of $1,306,388 for the same period in 2000, and increase of $1,711,932.

Total revenues decreased $276,451 or 18% to $1,249,742 for the nine months ended September 30, 2001 compared to $1,526,193 for the same period in 2000. The decrease is the direct result of the termination of the warehouse line of credit that was due in part to the unauthorized misrepresentations by a former officer of the Company in the initial credit application. Consequently, the Company had to shut down and attempted to restart the entire mortgage operation in the 2nd. quarter of 2001. In February 2001, the Company discovered that this same officer who was responsible for overseeing the Company's mortgage lending operations had diverted approximately $54,000 in mortgage payment checks due to the Company to his own company. The Company believes that all the funds are in an account that has been frozen and is confident that it will be able to recover the funds in civil litigation.

Total operating expenses increased $1,716,769 or 41% to $4,138,890 for the nine months ended September 30, 2001 compared to $2,422,121 for the same period in 2000. Selling expenses increased $336,671 or 43% to $777,090 for the nine months ended September 30, 2001 compared to $440,419 for the same period in 2000. The primary reason for this was an increase of $345,205 or 67% to $567,133 for salaries related to the mortgage operation compared to $221,928 for the same period in 2000. General and administrative expenses increased $711,959 or 27% to $2,623,285 for the nine months ended September 30, 2001 compared to $1,911,326 for the same period in 2000. Salaries expense and related employee benefits and payroll taxes increased $102,489 or 87% to $1,350,325 for the nine months ended September 30, 2001 compared to $1,202,836 for the same period in 2000. Accounting and legal fees increased $32,365 or 20% to $164,158 for the nine months ended September 30, 2001 compared to $131,793 for the same period in 2000. The increase is due to fees incurred for the year-end 10-KSB, and the first two-quarter's 10-QSB, as well as the finalization of the bankruptcy, and ongoing litigation. Consulting fees increased $218,325 or 72% to $303,156 for the nine months ended September 30, 2001 compared to $84,831 for the same period in 2000, due to engaging consultants to assist management in its goal of enhancing shareholder value. Rent expense increased $64,118 or 42% to $152,897 for the nine months ended September 30, 2001 compared to $88,779 for the same period in 2000, due to the obligation of additional office space. Depreciation and Amortization expense increased $104,097 or 37% to $279,494 for the nine months ended September 30, 2001 compared to $175,397 for the same period in 2000. Interest expense increased $254,663 or 83% to $306,619 for the nine months ended September 30, 2001 compared to $51,956 for the same period in 2000. The increase is the result of interest expense charged for loans on the warehouse line until sold. The Company experienced a loss on sale of mortgages of $431,896 for the nine months ended September 30, 2001 compared to none for the same period in 2000.

Liquidity and Capital Resources

The Company has been dependent on stock sales and third party borrowings to sustain its operations. In April 2000, the Company sold 1,787,143 shares of common stock plus 1,787,143 warrants to purchase one share of CFI common stock at $1.67 per share in a private placement for $500,400. In the second quarter of 2001, the Company raised $350,000 through the sale of convertible debentures. These debentures give the holders the option to convert up to 15% of their investment into common stock at maturity. The capital needs of the software business have remained relatively constant. Due to the deterioration that has occurred in the sub-prime market, and as a result of the pending acquisition of Lender Ltd., the Company plans on exiting from the sub-prime market to concentrate on the retail market. On September 7, 2001, the Company signed a Letter of Intent to acquire Lender Ltd., one of Michigan's largest private mortgage companies, as well as Efficiency Experts, LLC, a Michigan based technology- consulting firm for $8,000,000. The terms of the transaction call for $6,000,000 to be paid in cash, and $2,000,000 to be paid through the issuance of convertible preferred shares of CFI stock. Going forward, the Company believes that cash flow from operations will be sufficient to fund operations.

Net cash provided by operating activities was $10,957,649 for the nine months ended September 30, 2001 compared to net cash used in operations of $39,509 for the comparable period in 2000. The increase is primarily due to the selling of the mortgage loans held for resale on the Company's warehouse line. Accounts payable, accrued expenses and other current liabilities increased $459,802 to $868,247 for the nine months ended September 30, 2001 from to $408,445 for the comparable period in 2000, primarily due to a increase in accrued compensation to officers.

Net cash of $14,127 was used in investing activities for the nine months ended September 30, 2001 compared to net cash used in investing activities of $580,744 for the comparable period in 2000. The change is primarily due to a decrease in the acquisitions of properties, equipment and capitalized software.

Net cash of $10,963,027 was used in financing activities for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $643,119 for the comparable period in 2000. This was primarily the result of payment of warehouse credit facility.

Working capital at September 30, 2001 was a deficit of $3,167,499 compared with a deficit of $1,724,062 for the comparable period in 2000. The increase of $1,445,447 or 45% in the deficit is primarily the result of additional liabilities incurred in relation to additional fundraising by the Company.


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


                                        CFI MORTGAGE INC.
                                        (Registrant)


Date: November 14, 2001                 /s/ Stephen E. Williams
                                        ----------------------------------------
                                        Stephen E. Williams
                                        President and Chief Executive Officer


Date: November 14, 2001                 /s/ Daniel M. Brown
                                        ----------------------------------------
                                        Daniel M. Brown
                                        Chief Financial Officer and Principal
                                        Accounting Officer